Form 10QSB
period 2005-09-30
Ithaka Acquisition Corp
filed 2005-11-14
CIK 1324205

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the quarterly period ended September 30, 2005
                                     ------------------

|_|  Transition report under Section 13 or 15(d) of the Exchange Act

     For  the transition period from _____________ to _____________

                        Commission File Number 000-51362

                            Ithaka Acquisition Corp.
                            ------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                Delaware                                      20-2620798
                --------                                      ----------
     (State or other Jurisdiction of                       (I.R.S. Employer
     Incorporation or Organization)                       Identification No.)


            100 South Pointe Drive, 23rd Floor, Miami, Florida 33139
            --------------------------------------------------------
                     (Address of Principal Executive Office)


                                 (305) 532-3800
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |_| No |X|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

     As of November 14, 2005, 10,974,100 shares of common stock, par value $.0001 per share, were issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                                                            PAGE
Part I:  Financial Information:

       Item 1 - Financial Statements (Unaudited):

         Report of Independent Registered Public Accounting Firm              3

         Balance Sheet                                                        4

         Statements of Operations                                             5

         Statement of Stockholders' Equity                                    6

         Statement of Cash Flows                                              7

         Notes to Financial Statements                                        8

       Item 2 - Management's Discussion and Analysis or Plan of Operation    13

       Item 3 - Controls and Procedures                                      14

Part II.  Other Information

       Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds  15

       Item 6 - Exhibits                                                     15

Signatures                                                                   16

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Ithaka Acquisition Corp.


We have reviewed the accompanying condensed balance sheet of Ithaka Acquisition Corp. (a corporation in the development stage) as of September 30, 2005, and the related condensed statements of operations for the three-month period ended September 30, 2005, and the related condensed statement of operations, stockholders' equity and cash flows for the period April 4, 2005(inception) to September 30, 2005. These financial statements are the responsibility of the company's management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the condensed financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with United States generally accepted accounting principles.



/s/ Goldstein Golub Kessler LLP

Goldstein Golub Kessler LLP
New York, New York

November 8, 2005

                                                        ITHAKA ACQUISITION CORP.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                         UNAUDITED BALANCE SHEET

================================================================================

                                                              September 30, 2005

--------------------------------------------------------------------------------

ASSETS
Current assets:
     Cash                                                          $  1,276,283
     Investments held in Trust Fund (Note 1)                         47,171,186
     Prepaid expenses                                                   141,754
     Other receivable                                                     8,362
                                                                ----------------
Total assets                                                       $ 48,597,585
                                                                ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                          $   151,761
     Income taxes payable                                                10,704
     Deferred interest                                                   34,624
                                                                ----------------
Total current liabilities                                               197,089
                                                                ----------------

Common stock, subject to possible conversion,
     1,768,935 shares at conversion value (Note 1)                    9,394,896
                                                                ----------------

Commitment (Note 5)

Stockholders' equity (Notes 1, 2, 6 and 7)
     Preferred stock, $.0001 par value, Authorized
          1,000,000 shares; none issued
     Common stock, $.0001 par value
          Authorized 35,000,000 shares
          Issued and outstanding 10,974,100 shares
               (which includes 1,768,935 subject to
               possible conversion)                                       1,098
     Additional paid-in capital                                      38,952,392
     Earnings accumulated during the development stage                   52,110
                                                                ----------------
          Total stockholders' equity                                 39,005,600
                                                                ----------------
Total liabilities and stockholders' equity                         $ 48,597,585
                                                                ================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                       ITHAKA ACQUISITION CORP.
                                       (A CORPORATION IN THE DEVELOPMENT STAGE)

                                             UNAUDITED STATEMENTS OF OPERATIONS

================================================================================

                                               Period from
                                             April 4, 2005           Period from
                                            (inception) to       July 1, 2005 to
                                        September 30, 2005    September 30, 2005

--------------------------------------------------------------------------------

Expenses:

Formation and operating costs                  $    75,770          $    64,173
                                               -----------          -----------

Operating loss for the period                      (75,770)             (64,173)
                                               -----------          -----------

Interest Income                                    138,584              138,584
                                               -----------          -----------

Income before provision for income tax              62,814               74,411
                                               -----------          -----------

Provision for income taxes                          10,704               13,603
                                               -----------          -----------

Net income                                     $    52,110          $    60,808
                                               -----------          -----------

Net income per share basic and diluted         $       .01          $       .01
                                               -----------          -----------

Weighted average shares outstanding              3,986,061            5,766,207
                                               -----------          -----------




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                      ITHAKA ACQUISITION CORP.
                                      (A CORPORATION IN THE DEVELOPMENT STAGE)

                                   UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY

================================================================================


                                                      Common Stock             Additional       Earnings accumulated
                                               ---------------------------      Paid-In              during the
                                                  Shares        Amount          Capital          developmental stage           Total

------------------------------------------------------------------------------------------------------------------------------------
Sale of 2,125,000 shares of
     common stock to initial stockholders
     on April 4, 2005 at $0.01176 per share        2,125,000        $ 213        $     24,787               $  ---     $     25,000

Sale of 8,849,100 units, net of
     underwriters' discount and offering
     expenses (includes 1,768,935 shares
     subject to possible conversion)               8,849,100          885          48,322,401                  ---       48,323,286

Proceeds subject to possible conversion
     of 1,768,935 shares                                 ---          ---         (9,394,896)                  ---       (9,394,896)

Proceeds from issuance of option                         ---          ---                 100                  ---              100

Net income for the period                                ---          ---                 ---               52,110           52,110

------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2005                       10,974,100       $1,098         $38,952,392              $52,110      $39,005,600
====================================================================================================================================




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                       ITHAKA ACQUISITION CORP.
                                       (A CORPORATION IN THE DEVELOPMENT STAGE)

                                              UNAUDITED STATEMENT OF CASH FLOWS

================================================================================

                                                                 April 4, 2005
                                                                (inception) to
                                                            September 30, 2005

--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                $       52,110
     Increase in prepaid expenses                                    (141,754)
     Increase in other receivable                                      (8,362)
     Increase in income taxes payable                                   10,704
     Increase in deferred interest                                      34,624
     Increase in accounts payable and accrued expenses                  52,864
                                                               ----------------
          Net cash provided by operating activities                        186
                                                               ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investments held in Trust Fund                               (47,171,186)
                                                               ----------------
          Net cash used in investing activities                   (47,171,186)
                                                               ----------------


CASH FLOWS FROM FINANCING ACTIVITIES
     Gross proceeds of public offering                              53,094,600
     Proceeds from notes payable, stockholders                         100,000
     Proceeds from sale of shares of common stock                       25,000
     Proceeds from issuance of option                                      100
     Principal payments on notes payable                             (100,000)
     Payment of costs of public offering                           (4,672,417)
                                                               ----------------
          Net cash provided by financing activities                 48,447,283
                                                               ----------------

Net increase in cash                                                 1,276,283
Cash at beginning of the period                                            ---
                                                               ----------------
Cash at end of the period                                            1,276,283
                                                               ================
     Non cash financing activity:
          Accrual of costs of public offering                  $        98,897
                                                               ================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                        ITHAKA ACQUISITION CORP.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.   ORGANIZATION               Ithaka Acquisition Corp. (the "Company") was
     AND                        incorporated in Delaware on April 4, 2005 as a
     BUSINESS                   blank check company whose objective is to
     OPERATIONS                 acquire  an operating business in the healthcare
                                industry.

                                The financial statements at September 30, 2005 and for the periods ended September 30, 2005 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2005, the results of its operations for the three month period ended September 30, 2005 and for the period from April 4, 2005 (inception) through September 30, 2005, and its cash flows for the period from April 4, 2005 (inception) through September 30, 2005. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

                                The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

                                All activity from April 4, 2005 (inception) through August 23, 2005 relates to the Company's formation and initial public offering described below. The Company has selected December 31 as its fiscal year-end.

                                The registration statement for the Company's initial public offering ("Offering") was declared effective August 17, 2005. The Company consummated the offering on August 23, 2005 (Note 2). The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business in the healthcare industry ("Business Combination"). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, including the over-allotment option, an amount of $46,972,032 of the net proceeds was deposited in an interest-bearing trust account ("Trust Account") until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

                                                        ITHAKA ACQUISITION CORP.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                The Company, after signing a definitive
                                agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.

                                All of the Company's stockholders prior to the Offering, including all of the officers and directors of the Company ("Initial Stockholders"), have agreed to vote their 2,125,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

                                With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying September 30, 2005 balance sheet.

                                The Company's Certificate of Incorporation, as amended, provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the Warrants contained in the Units sold (Note 2).


                                The Company maintains cash in bank deposit accounts which, at times, exceed federally insured limits. The company has not experienced any losses on these accounts.

                                                        ITHAKA ACQUISITION CORP.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                Net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period.

                                The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

                                Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2.   INITIAL PUBLIC             On August 23, 2005, the Company sold 8,500,000
     OFFERING                   units ("Units") in the Offering. On September
                                20, 2005, the Company consummated the closing of an additional 349,100 Units which were subject to the over-allotment option. Each Unit consists of one share of the Company's common stock, $.0001 par value, and two Redeemable Common
                                Stock Purchase Warrants ("Warrants"). Each
                                Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Warrants will be redeemable, at the Company's option, with the prior consent of EarlyBirdCapital, Inc., the representative of the underwriters in the Offering
                                ("Representative"), at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least
                                $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. The Company paid the underwriters in the Offering an underwriting discount of 7% of the gross proceeds of the Offering and a non-accountable expense allowance of 1% of the gross proceeds of the Offering. In connection with this Offering, the Company also issued an option ("Option"), for $100, to the Representative to purchase 425,000 Units at an exercise price of $7.50 per Unit. The Company accounted for the fair value of the Option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders' equity.
                                The Company estimates that the fair value of the Option is approximately $935,000 ($2.20 per Unit) using a Black-Scholes option-pricing model. The fair value of the Option granted to the Representative is estimated as of the date of grant using the following assumptions: (1) expected volatility of 44.5%, (2) risk-free interest rate of 3.8% and (3) expected life of 5 years. The Option may be exercised for cash or on a "cashless" basis, at the holder's option, such that the holder may use the appreciated value of the Option (the difference between the exercise prices of the Option and the underlying
                                Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. In addition, the Warrants underlying such Units are exercisable at $7.25 per share.

                                                        ITHAKA ACQUISITION CORP.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

3.   NOTES PAYABLE,             The Company issued unsecured promissory notes in
     STOCKHOLDERS               aggregate amount of $100,000 to three of the
                                Initial Stockholders. The notes were non interest bearing and were paid from the net proceeds of the Offering.

4.   INCOME TAXES               The Company's provision for income taxes
                                reflects the application of federal statutory rates to the Company's net income before taxes.

                                The effective tax rates were 17% and 18%
                                respectfully, for the periods April 4, 2005
                                (inception) to September 30, 2005 and for the three months ended September 30, 2005.

5.   COMMITMENT                 Pursuant to letter agreements with the Company
                                and the Representative, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company's liquidation.

                                The Initial Stockholders have agreed with the Representative that, after consummation of the Offering and within the first 90 day period after separate trading of the Warrants has commenced, they or certain of their affiliates or designees will collectively purchase up to 1,250,000 Warrants in the public marketplace at prices not to exceed $0.70 per Warrant.

                                The Initial Stockholders will be entitled to registration rights with respect to their founding shares pursuant to an agreement to be signed prior to or on the effective date of the Offering. The holders of the majority of these shares are entitled to make up to two demands that the Company register these shares at any time commencing three months prior to the third anniversary of the effective date of the Offering. In addition, the Initial Stockholders have certain "piggy-back" registration rights on registration statements filed subsequent to the third anniversary of the effective date of the Offering.

                                The Company has also agreed to pay the fees and issue the securities to the underwriters in the Offering as described above in Note 2.

                                                        ITHAKA ACQUISITION CORP.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

6.   PREFERRED STOCK            The Company is authorized to issue 1,000,000
                                shares of preferred stock with such
                                designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

7.   COMMON STOCK               Effective June 2, 2005, the Company's Board of
                                Directors authorized a stock dividend of 0.0625 shares of common stock for each outstanding share of common stock. All references in the accompanying financial statements to the number of shares of stock have been retroactively restated to reflect this transaction.

                                At August 23, 2005, 18,973,200 shares of common stock were reserved for issuance upon exercise of the Warrants and the Option.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and footnotes thereto contained in this report.

FORWARD LOOKING STATEMENTS

     The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

     We were formed on April 4, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the healthcare industry. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

     For the three months ended September 30, 2005, we had a net income of $60,808 derived from interest income of $138,584 offset by $13,603 for federal income taxes, $13,006 for officer liability insurance, $11,167 for marketing and advertising expenses, $10,818 for professional fees, $10,396 for travel and other expenses, $10,000 in Delaware franchise taxes, $6,241 for transfer agent fees and $2,545 for other operating expenses.

     For the period from April 4, 2005 (inception) to September 30, 2005, we had a net income of $52,110 derived from interest income of $138,584 offset by $19,616 in Delaware franchise taxes, $13,006 for officer liability insurance, $11,167 for marketing and advertising expenses, $10,818 for professional fees, $10,704 for federal income taxes, $10,396 for travel and other expenses, $6,241 for transfer agent fees and $4,526 for other operating expenses.

     We consummated our initial public offering on August 23, 2005. On September 20, 2005, we consummated the closing of an additional 394,100 units that were subject to the over-allotment option. Gross proceeds from our initial public offering were $53,094,600. We paid a total of $4,672,417 in underwriting discounts and commissions, and approximately $98,897 was or will be paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $48,323,286, of which $46,972,032 was deposited into the trust account (or $5.31 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses. We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through August 23, 2007, assuming that a business combination is not consummated during that time. From August 23, 2005 through August 23, 2007, we anticipate approximately $300,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $300,000 of expenses for the due diligence and investigation of a target business, $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $730,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $80,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

     In April 2005, our directors advanced an aggregate of $100,000 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. These loans were repaid following our initial public offering from the proceeds of the offering.

ITEM 3.  CONTROLS AND PROCEDURES.

     An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2005 was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II.

                                OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On August 23, 2005, we consummated our initial public offering of 8,500,000 Units, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On September 20, 2005, we closed on an additional 394,100 units that were subject to the underwriters' over-allotment option. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $53,094,600. EarlyBirdCapital, Inc. acted as lead underwriter. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-124521). The Securities and Exchange Commission declared the registration statement effective on August 17, 2005.

     We paid a total of $4,672,417 in underwriting discounts and commissions, and approximately $98,897 has been or will be paid for costs and expenses related to the offering.

     After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $48,323,286, of which $46,972,032 was deposited into the trust account (or $5.31 per share sold in the offering) and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

     For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-QSB.

ITEM 6:  EXHIBITS

     (a)  Exhibits:

          14 - Code of Ethics

          31.1 - Section 302 Certification by CEO

          31.2 - Section 302 Certification by CFO

          32.1 - Section 906 Certification by CEO

          32.2 - Section 906 Certification by CFO

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ITHAKA ACQUISITION CORP.



Dated:  November 14, 2005
                                           /s/ PAUL A. BROOKE
                                           ------------------
                                           Paul A. Brooke
                                           Chairman of the Board and
                                           Chief Executive Officer


                                           /s/ ERIC HECHT
                                           --------------
                                           Eric Hecht
                                           President and Chief Financial Officer