Form 10KSB
period 2005-12-31
Ithaka Acquisition Corp
filed 2006-03-31
CIK 1324205

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2005

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ______________TO ______________

                        COMMISSION FILE NUMBER 000-51362

                            ITHAKA ACQUISITION CORP.
                 (Name of Small Business Issuer in Its Charter)

                     DELAWARE                                20-2620798
             (State of Incorporation)                  (Small Business Issuer
                                                    I.R.S. Employer I.D. Number)

100 SOUTH POINTE DRIVE, 23RD FLOOR, MIAMI, FLORIDA             33139
     (Address of principal executive offices)                (zip code)

                                 (305) 532-3800
                (Issuer's Telephone Number, Including Area Code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                 Units consisting of one share of Common Stock,
                  par value $.0001 per share, and two Warrants
                    Common Stock, $.0001 par value per share
                   Warrants to purchase shares of Common Stock



Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes _X_ No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | X |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes _X_ No ___

Issuer's revenues for the fiscal year ended December 31, 2005 were $0.

As of March 27, 2006, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $47,342,685.

As of March 31, 2006, there were 10,974,100 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

        Ithaka Acquisition Corp. is a blank check company formed on April 4, 2005 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the healthcare industry.

        On August 23, 2005, we closed our initial public offering of 8,500,000 units with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On September 20, 2005, we consummated the closing of an additional 349,100 units which were subject to the over-allotment option. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $53,094,600. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $48,323,000, of which $46,997,978 was deposited into the trust account and the remaining proceeds of approximately $1,325,000 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2005, we have used approximately $262,000 of the net proceeds that were not deposited into the trust fund along with our initial capital to pay general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2005, there was $47,608,849 held in the trust fund.

        We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

HEALTHCARE INDUSTRY

        Health care represents a large and expanding sector of the United States economy. According to "Modern Healthcare's By the Numbers" (December 20, 2004), the U. S. Department of Health and Human Services, or HHS, U.S. healthcare expenditures grew at a compounded annual average of 13% from 1980 through 2005, reaching a projected $1.9 trillion in 2005. The sustained demand for new drugs, medical devices, diagnostic tools and other healthcare products is particularly driven by aging populations and advances in therapeutic options. According to the Federal Interagency Forum on Aging-Related Statistics, citing the U.S. Census Bureau, the percentage of the U.S. population over 65 was 12.7% in 2000 and is projected to rise to 20.0% by 2030.

        The industry faces continual changes created by government and private sector financial and regulatory initiatives. U.S. health care is characterized by a fragmented provider system, geographic discrepancies in cost and quality, high informational asymmetry, and high costs affecting the workforce. In management's business judgment, growing healthcare sophistication worldwide is also increasing the importance and potential of international markets.

        As a result of these dynamics, we expect biotechnology and healthcare innovations to continue to create substantial new profit opportunities for both established and emerging companies. At the same time, emerging companies developing such innovations face a challenging financing climate, as the traditional initial public offering market is often weak or closed to these businesses. According to Dow Jones VentureSource, 2,142 venture-backed healthcare companies raised venture capital financing rounds from 2001 through 2004. During the same period, only 66 venture-backed healthcare companies went public and another 194 were acquired through mergers and acquisitions. The investment banking institutions that historically provided equity research and underwriting support for these companies are themselves dealing with rapid changes in regulation and market structure, generated by developments such as the Global Research Settlement and as described, for example, by Deloitte in its 2005 "Global Securities Industry Outlook."

SELECTION OF A TARGET BUSINESS AND STRUCTURING OF A BUSINESS COMBINATION

        We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who may present solicited or unsolicited proposals. Our officers and directors as well as their affiliates may also bring to our attention target business candidates that they become aware of through their business contacts. While we do not currently have any agreements or plans to engage professional firms that specialize in business acquisitions to assist us in our search for a target business, we may do so in the future. If we do, we may be required to pay such firm a finder's fee or other compensation. In no event, however, will we pay any of our initial officers, directors or stockholders (collectively, our "Founders") or any entity with which they are affiliated any finder's fee or other compensation for services rendered to us prior to, or for any services they render in order to effectuate, the consummation of a business combination.

        Subject to the requirement that the target business must be in the healthcare industry and have a fair market value that is at least 80% of our net assets at the time of such acquisition, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management considers, among other factors, the following:

        o  financial condition and results of operation;

        o  growth potential;

        o experience and skill of management and availability of additional personnel;

        o  capital requirements;

        o  competitive position;

        o  barriers to entry;

        o  stage of development of the products, processes or services;

        o degree of current or potential market acceptance of the products, processes or services;

        o proprietary features and degree of intellectual property or other protection of the products, processes or services;

        o  regulatory environment of the industry; and

        o  costs associated with effecting the business combination.

        These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we conduct extensive due diligence reviews which encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

FAIR MARKET VALUE OF TARGET BUSINESS

        The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

OPPORTUNITY FOR STOCKHOLDER APPROVAL OF BUSINESS COMBINATION

        Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

        In connection with the vote required for any business combination, our Founders have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering ("Founder Shares") in accordance with the vote of the majority of the shares of our common stock sold in such offering ("IPO Shares"). This voting arrangement shall not apply to any shares included in units purchased by our Founders in our initial public offering or purchased by them after such offering in the open market. We will proceed with the business combination only if a majority of the IPO Shares cast at the meeting to approve the business combination are voted for the approval of such business combination and stockholders holding less than 20% of the IPO Shares exercise their conversion rights.

CONVERSION RIGHTS

        At the time we seek stockholder approval of any business combination, we will offer the holders of IPO Shares the right to have such shares converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of two business days prior to the consummation of the business combination, divided by the total number of IPO Shares. As of December 31, 2005, the per-share conversion price would have been approximately $5.38. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. We will not complete any business combination if stockholders owning 20% or more of the IPO Shares exercise their conversion rights. Holders of IPO Shares who convert their stock into their share of the trust fund still have the right to exercise any warrants they continue to hold that they purchased as part of the units.

LIQUIDATION IF NO BUSINESS COMBINATION

        If we do not complete a business combination by February 23, 2007, or by August 23, 2007 if the extension criteria described below have been satisfied, we will be dissolved and will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. The Founders have waived their rights to participate in any liquidation distribution with respect to their Founder Shares. There will be no distribution from the trust fund with respect to our warrants.

        If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to February 23, 2007, but are unable to complete the business combination prior to this date, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by August 23, 2007, we will then liquidate. Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable time periods.

        If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust fund, the per-share liquidation price as of December 31, 2005 would have been approximately $5.38. However, the proceeds deposited in the trust fund could become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Paul A. Brooke, our chairman of the board and chief executive officer, and Eric Hecht, our president and chief financial officer, have severally agreed that, if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to vendors or other entities that are owed money by us for services rendered or products sold to us to the extent they have claims against the funds in our trust account. They have further agreed to be personally liable to pay debts and obligations to target businesses that seek to recover amounts they claim we owe them in connection with any proposed business combination to the extent they have claims against the funds in our trust account if we do not obtain an acknowledgment from such target business waiving any claims they may have against the trust account.

COMPETITION

        In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. There are numerous blank check companies that have completed initial public offerings that are seeking to carry out a business plan similar to our business plan. Additionally, we may be subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

        o our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

        o our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and

        o our outstanding warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business on favorable terms.

        If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Numerous companies, most of which have substantially greater financial resources available to them than we do, are already engaged in the industry segments we intend to focus on. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

GOVERNMENT REGULATIONS

        The healthcare industry is highly regulated, and the federal and state laws that may affect our business following a business combination could be significant. The federal and state governments regulate the healthcare industry extensively including through the Medicare and Medicaid government payment programs, each of which is financed, at least in part, with federal money. State jurisdiction is based upon the state's authority to license certain categories of healthcare professionals and providers and the state's interest in regulating the quality of healthcare in the state, regardless of the source of payment. The significant areas of federal and state regulatory laws that could affect our ability to conduct our business following a business combination could include, among others, those regarding:

     o FALSE AND OTHER IMPROPER CLAIMS FOR PAYMENT. The government may fine a provider if it knowingly submits, or participates in submitting, any claim for payment to the federal government that is false or fraudulent, or that contains false or misleading information.

     o HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT. Laws designed to combat fraud against any healthcare benefit program for theft or embezzlement involving healthcare, as well as providing various privacy rights to patients and customers.

     o ANTI-KICKBACK LAWS. Federal and state anti-kickback laws make it a felony to knowingly and willfully offer, pay, solicit or receive any form of remuneration in exchange for referrals or recommendations regarding services or products.

     o THE STARK SELF-REFERRAL LAW AND OTHER LAWS PROHIBITING SELF-REFERRAL AND FINANCIAL INDUCEMENTS. Laws that limit the circumstances under which physicians who have a financial relationship with a company may refer patients to such company for the provision of certain services.

     o CORPORATE PRACTICE OF MEDICINE. Many states have laws that prohibit business corporations from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians, or engaging in certain arrangements, such as fee-splitting, with physicians.

     o ANTITRUST LAWS. Wide range of laws that prohibit anticompetitive conduct among separate legal entities in the healthcare industry.

A violation of any of these laws could result in civil and criminal penalties, the requirement to refund monies paid by government and/or private payors, exclusion from participation in Medicare and Medicaid programs and/or the loss of licensure. Following a business combination, our management intends to exercise care in structuring our arrangements and our practices to comply with applicable federal and state laws. However, we can not assure you that our management will be successful in complying with all applicable laws and regulations. If we have been found to have violated any rules or regulations that could adversely affect our business and operations, the violations may delay or impair our ability to complete a business combination. Additionally, the laws in the healthcare industry are subject to change, interpretation and amendment, which could adversely affect our ability to conduct our business following a business combination.

EMPLOYEES

        We have three executive officers, all of whom are members of our board of directors. These individuals are not obligated to contribute any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination.

                       RISKS ASSOCIATED WITH OUR BUSINESS

        In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

WE ARE A DEVELOPMENT STAGE COMPANY WITH NO OPERATING HISTORY AND VERY LIMITED RESOURCES.

        We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business in the healthcare industry. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

IF THIRD PARTIES BRING CLAIMS AGAINST US, THE PROCEEDS HELD IN TRUST COULD BE REDUCED AND THE PER-SHARE LIQUIDATION PRICE RECEIVED BY STOCKHOLDERS WILL BE LESS THAN APPROXIMATELY $5.38 PER SHARE.

        Our placing of funds in trust may not protect those funds from third party claims against us. The proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders. We cannot assure you that the per-share liquidation price will not be less than the approximately $5.38 per share held in trust as of December 31, 2005 due to claims of creditors. If we liquidate before the completion of a business combination, Paul A. Brooke and Eric Hecht have severally agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the trust fund are not reduced by the claims of target businesses or vendors or other entities that are owed money by us for services rendered or products sold to us. However, we cannot assure you that they will be able to satisfy those obligations. Furthermore, even after our liquidation (including the distribution of the monies then held in the trust fund), under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

BECAUSE THERE ARE NUMEROUS COMPANIES WITH A BUSINESS PLAN SIMILAR TO OURS SEEKING TO EFFECTUATE A BUSINESS COMBINATION, IT MAY BE MORE DIFFICULT FOR US TO DO SO.

        There are numerous similarly structured blank check companies have completed initial public offerings in the United States with business plans similar to ours and there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods.

SINCE WE HAVE NOT CURRENTLY SELECTED ANY TARGET BUSINESS WITH WHICH TO COMPLETE A BUSINESS COMBINATION, WE ARE UNABLE TO CURRENTLY ASCERTAIN THE MERITS OR RISKS OF THE BUSINESS' OPERATIONS.

        Since we have not yet identified a prospective target business, there is no basis for investors to evaluate the possible merits or risks of the target business' operations. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

IF WE EFFECT A BUSINESS COMBINATION WITH A COMPANY LOCATED OUTSIDE OF THE UNITED STATES, WE WOULD BE SUBJECT TO A VARIETY OF ADDITIONAL RISKS THAT MAY NEGATIVELY IMPACT OUR OPERATIONS.

        We may effect a business combination with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business' home jurisdiction, including any of the following:

        o  tariffs and trade barriers;

        o  regulations related to customs and import/export matters;

        o  longer payment cycles;

        o tax issues, such as tax law changes and variations in tax laws as compared to the United States;

        o  currency fluctuations;

        o  challenges in collecting accounts receivable;

        o  cultural and language differences; and

        o  employment regulations.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

IF WE EFFECT A BUSINESS COMBINATION WITH A COMPANY LOCATED OUTSIDE OF THE UNITED STATES, THE LAWS APPLICABLE TO SUCH COMPANY WILL LIKELY GOVERN ALL OF OUR MATERIAL AGREEMENTS AND WE MAY NOT BE ABLE TO ENFORCE OUR LEGAL RIGHTS.

        If we effect a business combination with a company located outside of the United States, the laws applicable to such company will govern almost all of our material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available outside of the new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

WE MAY ISSUE SHARES OF OUR COMMON STOCK AND PREFERRED STOCK TO COMPLETE A BUSINESS COMBINATION, WHICH WOULD REDUCE THE EQUITY INTEREST OF OUR STOCKHOLDERS AND LIKELY CAUSE A CHANGE IN CONTROL OF OUR OWNERSHIP.

        Our certificate of incorporation authorizes the issuance of up to 35,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We currently have 5,052,700 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and options) and all of the 1,000,000 shares of preferred stock available for issuance. Although we currently have no commitments to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

        o  may significantly reduce the equity interest of stockholders;

        o may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;

        o will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

        o  may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

        o default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

        o acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

        o our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

        o our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

OUR ABILITY TO SUCCESSFULLY EFFECT A BUSINESS COMBINATION AND TO BE SUCCESSFUL THEREAFTER WILL BE TOTALLY DEPENDENT UPON THE EFFORTS OF OUR KEY PERSONNEL, SOME OF WHOM MAY JOIN US FOLLOWING A BUSINESS COMBINATION.

        Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel in the target business, however, cannot presently be ascertained. Although it is possible that some of our key personnel will remain associated in various capacities with the target business following a business combination, it is likely that the management of the target business at the time of the business combination will remain in place. Moreover, our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination, the terms of which, including the compensation to be paid to such individuals, would be determined at such time between the respective parties. However, the ability of our key personnel to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. While we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

OUR OFFICERS AND DIRECTORS ALLOCATE THEIR TIME TO OTHER BUSINESSES THEREBY CAUSING CONFLICTS OF INTEREST IN THEIR DETERMINATION AS TO HOW MUCH TIME TO DEVOTE TO OUR AFFAIRS. THIS COULD HAVE A NEGATIVE IMPACT ON OUR ABILITY TO CONSUMMATE A BUSINESS COMBINATION.

        Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs. If our executive officers' other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

SOME OF OUR OFFICERS AND DIRECTORS MAY IN THE FUTURE BECOME AFFILIATED WITH ENTITIES ENGAGED IN BUSINESS ACTIVITIES SIMILAR TO THOSE INTENDED TO BE CONDUCTED BY US AND, ACCORDINGLY, MAY HAVE CONFLICTS OF INTEREST IN DETERMINING WHICH ENTITY A PARTICULAR BUSINESS OPPORTUNITY SHOULD BE PRESENTED TO.

        Some of our officers and directors may in the future become affiliated with entities, including other "blank check" companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they have fiduciary obligations to. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

ALL OF OUR OFFICERS AND DIRECTORS OWN SHARES OF OUR COMMON STOCK AND WARRANTS WHICH WILL NOT PARTICIPATE IN LIQUIDATION DISTRIBUTIONS AND THEREFORE THEY MAY HAVE A CONFLICT OF INTEREST IN DETERMINING WHETHER A PARTICULAR TARGET BUSINESS IS APPROPRIATE FOR A BUSINESS COMBINATION.

        All of our officers and directors own stock in our company, but have waived their right to receive distributions upon our liquidation with respect to their Founder Shares, and own warrants to purchase additional shares of our common stock. The shares and warrants owned by our directors and officers will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination timely. Consequently, our directors' and officers' discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders' best interest.

IT IS PROBABLE THAT WE WILL ONLY BE ABLE TO COMPLETE ONE BUSINESS COMBINATION, WHICH WILL CAUSE US TO BE SOLELY DEPENDENT ON A SINGLE BUSINESS AND A LIMITED NUMBER OF PRODUCTS OR SERVICES.

        As of December 31, 2005, we had $47,608,849 on deposit in a trust fund that we may use to complete a business combination. Our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition. Consequently, it is probable that we will consummate a business combination with a single operating business. Accordingly, the prospects for our success may be:

        o  solely dependent upon the performance of a single business, or

        o dependent upon the development or market acceptance of a single or limited number of products, processes or services.

        In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

THE ABILITY OF OUR STOCKHOLDERS TO EXERCISE THEIR CONVERSION RIGHTS MAY NOT ALLOW US TO EFFECTUATE THE MOST DESIRABLE BUSINESS COMBINATION OR OPTIMIZE OUR CAPITAL STRUCTURE.

        When we seek stockholder approval of any business combination, we will offer each public stockholder the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata portion of the trust account. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

BECAUSE OF OUR LIMITED RESOURCES AND STRUCTURE, WE MAY NOT BE ABLE TO CONSUMMATE AN ATTRACTIVE BUSINESS COMBINATION.

        We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Additionally, because of our structure, there may be fewer attractive target businesses available to acquire or privately held target businesses may not be not inclined to enter into a transaction with a publicly held blank check companies like us.

WE MAY BE UNABLE TO OBTAIN ADDITIONAL FINANCING, IF REQUIRED, TO COMPLETE A BUSINESS COMBINATION OR TO FUND THE OPERATIONS AND GROWTH OF THE TARGET BUSINESS, WHICH COULD COMPEL US TO RESTRUCTURE THE TRANSACTION OR ABANDON A PARTICULAR BUSINESS COMBINATION.

        Although we believe our current assets will be sufficient to allow us to consummate a business combination, in as much as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If we require further funds, either because of the size of the business combination or the depletion of our available cash in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

OUR EXISTING STOCKHOLDERS, INCLUDING OUR OFFICERS AND DIRECTORS, CONTROL A SUBSTANTIAL INTEREST IN US AND THUS MAY INFLUENCE CERTAIN ACTIONS REQUIRING STOCKHOLDER VOTE.

        Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our

"staggered" board of directors, only a minority of the board of directors will be considered for election and our existing stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our existing stockholders will continue to exert control at least until the consummation of a business combination.

OUR OUTSTANDING WARRANTS MAY HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF COMMON STOCK AND MAKE IT MORE DIFFICULT TO EFFECT A BUSINESS COMBINATION.

        We currently have outstanding warrants to purchase 17,698,200 shares of common stock and options to purchase 425,000 shares of common stock and warrants to purchase an additional 850,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and options could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and options may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and options are exercised, you may experience dilution to your holdings.

IF WE ARE UNABLE TO EFFECT A BUSINESS COMBINATION AND ARE FORCED TO LIQUIDATE, OUR WARRANTS WILL EXPIRE WORTHLESS.

        If we do not complete a business combination by February 23, 2007, or by August 23, 2007 if certain criteria have been satisfied, we will be dissolved and will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. In such event, there will be no distribution with respect to our outstanding warrants. Accordingly, the warrants will expire worthless.

IF OUR FOUNDERS EXERCISE THEIR REGISTRATION RIGHTS, IT MAY HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OUR COMMON STOCK AND THE EXISTENCE OF THESE RIGHTS MAY MAKE IT MORE DIFFICULT TO EFFECT A BUSINESS COMBINATION.

        Our Founders are entitled to demand that we register the resale of their shares of common stock at any time commencing three months prior to the date on which the shares of common stock are to be released from escrow. If our Founders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 2,125,000 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

IF WE ARE DEEMED TO BE AN INVESTMENT COMPANY, WE MAY BE REQUIRED TO INSTITUTE BURDENSOME COMPLIANCE REQUIREMENTS AND OUR ACTIVITIES MAY BE RESTRICTED, WHICH MAY MAKE IT DIFFICULT FOR US TO COMPLETE A BUSINESS COMBINATION.

        If we are deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

        o  restrictions on the nature of our investments; and

        o  restrictions on the issuance of securities.

        In addition, we may have imposed upon us burdensome requirements, including:

        o  registration as an investment company;'

        o  adoption of a specific form of corporate structure; and

        o reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

        We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent in "government securities" with specific maturity dates. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

                    RISKS RELATED TO THE HEALTHCARE INDUSTRY

IF WE ARE UNABLE TO COMPLY WITH GOVERNMENTAL REGULATIONS AFFECTING THE HEALTHCARE INDUSTRY, IT COULD NEGATIVELY AFFECT OUR OPERATIONS.

        There is extensive government regulation of many healthcare businesses as well as various proposals at the federal government level to reform the healthcare system. Changes to the existing regulatory framework and/or implementation of various reform initiatives could adversely effect certain sectors of the healthcare industry. If we are unable to adhere to these requirements, it could result in the imposition of penalties and fines against us, and could also result in the imposition of restrictions on our business and operations. Furthermore, the costs of compliance also could have a material adverse effect on our profitability and operations.

IF WE ARE REQUIRED TO OBTAIN GOVERNMENTAL APPROVAL OF OUR PRODUCTS FOLLOWING A BUSINESS COMBINATION, THE PRODUCTION OF OUR PRODUCTS COULD BE DELAYED AND WE COULD BE REQUIRED TO ENGAGE IN A LENGTHY AND EXPENSIVE APPROVAL PROCESS THAT MAY NOT ULTIMATELY BE SUCCESSFUL.

        Unanticipated problems may arise in connection with the development of new products or technologies, and many such efforts may ultimately be unsuccessful. In addition, testing or marketing products may require obtaining government approvals, which may be a lengthy and expensive process with an uncertain outcome. Delays in commercializing products may result in the need to seek additional capital, potentially diluting the interests of investors. These various factors may result in abrupt advances and declines in the securities prices of particular companies in the healthcare industry and, in some cases, may have broad effect on the prices of securities of specific healthcare companies or of companies in the healthcare industry generally.

THE HEALTHCARE INDUSTRY IS SUSCEPTIBLE TO SIGNIFICANT LIABILITY EXPOSURE. IF LIABILITY CLAIMS ARE BROUGHT AGAINST US FOLLOWING A BUSINESS COMBINATION, IT COULD MATERIALLY ADVERSELY AFFECT OUR OPERATIONS.

        Any target business we acquire in the healthcare industry will be exposed to potential liability risks that are inherent in the testing, manufacturing, marketing and sale of healthcare products and/or the provisions of healthcare services. We cannot assure you that a liability claim would not have material adverse effect on our business, financial condition or market prices of our securities.

IF WE ARE UNABLE TO OBTAIN AND MAINTAIN PROTECTION FOR THE INTELLECTUAL PROPERTY RELATING TO OUR TECHNOLOGIES AND PRODUCTS OR SERVICES FOLLOWING A BUSINESS COMBINATION, THE VALUE OF OUR TECHNOLOGY, PRODUCTS OR SERVICES MAY BE DECREASED AND OUR REVENUES MAY BE LIKEWISE DECREASED.

        Intellectual property rights in the fields of biotechnology, pharmaceuticals, diagnostics and medical devices is highly uncertain and involves complex legal and scientific questions. At the same time, the profitability of companies in these fields generally depends on sustained competitive advantages and differentiation that are based on intellectual property. Our success following a business combination will depend in large part on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering or incorporated into our technology, products or services. We may not be able to obtain additional issued patents relating to our technology, products or services. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or services, limit the length of term of patent protection we may have for our products or services, and expose us to substantial litigation costs and drain our resources. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.

THE COMMERCIAL SUCCESS OF ANY PRODUCTS UNDER DEVELOPMENT BY A TARGET BUSINESS WE ACQUIRE WILL DEPEND UPON PRODUCT SUPERIORITY AND SALES AND MARKETING EFFORTS THAT TOGETHER SUCCESSFULLY GENERATE CONTINUING MARKET ACCEPTANCE BY PHYSICIANS, PATIENTS, HEALTHCARE PAYORS AND OTHERS IN THE MEDICAL COMMUNITY.

        Any products or services that we bring to the market following a business combination may not gain market acceptance by physicians, patients, healthcare payors and others in the medical community, unless they offer superior therapeutic or diagnostic benefits and safety that are communicated through effective sales and marketing efforts. If we do not achieve such acceptance, we may not generate material new product revenues or profits. Moreover, the healthcare industry is intensely competitive, and we will face competition with respect to current and future products, such that any market acceptance we do achieve will be subject to continual threat, including from market participants with substantially greater resources.

IF WE COMPLETE A BUSINESS COMBINATION THAT INVOLVES A TARGET FOCUSED ON DEVELOPMENT-STAGE PHARMACEUTICAL COMPOUNDS OR BIOTECHNOLOGY THERAPEUTICS, WE MAY NOT BE ABLE TO COMMERCIALIZE OUR PRODUCT CANDIDATES.

        Before obtaining regulatory approval for the sale of drug product candidates, development-stage pharmaceutical and biotechnology therapeutic companies must conduct, at their own expense, extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of their product candidates. Preclinical and clinical testing is expensive, is difficult to design and implement, necessarily involves substantial cooperation with and reliance on third parties, can take many years to complete and is uncertain as to outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. A failure of one or more clinical trials can occur at any stage of testing.

        Our failure to obtain and maintain regulatory approval for a product candidate following a business combination will prevent us from commercializing it. Product candidates and the activities associated with their development and commercialization, including their testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, will be subject to comprehensive regulation by the FDA and other United States regulatory agencies and by comparable authorities in other countries. Securing approval requires the submission of extensive preclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information for each therapeutic indication to establish the product candidate's safety and efficacy. Varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. The process of obtaining and maintaining regulatory approvals may vary and involves substantial regulatory discretion, is expensive, and often takes many years, if approval is obtained at all.

        We will also have to rely on third parties for the production of clinical and commercial quantities of drug product candidates. There are a limited number of manufacturers operating under the FDA's current Good Manufacturing Practices, or cGMP, regulations that will be both capable of manufacturing our products and willing to do so. These manufacturers are subject to inspection to ensure strict compliance with cGMP regulations and other governmental regulations and corresponding foreign standards. We will not be certain that our manufacturers will be able to comply with these regulations and standards and will not control their compliance, while we will risk regulatory sanctions, liabilities and penalties if they fail to comply. Our dependence upon others for the manufacture of product candidates and products may adversely affect our future profits and our ability, on a timely and competitive basis, both to develop product candidates and to commercialize any products that receive regulatory approval.

ITEM 2. DESCRIPTION OF PROPERTY

        We maintain our executive offices at 100 South Pointe Drive, 23rd Floor, Miami, Florida. This space is being provided to us, at no cost, by Eric Hecht, our president and chief financial officer. We also maintain an office at 1114 Avenue of the Americas, 41st Floor, New York, New York 10036 pursuant to an arrangement with one of our stockholders. We pay this stockholder $3,500 per month for the use of this office space. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

        Our units, common stock and warrants are traded on the Over-the-Counter Bulletin Board under the symbols ITHKU, ITHK and ITHKW, respectively. The following table sets forth the range of high and low closing bid prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on August 18, 2005 and since the common stock and warrants commenced public trading on September 26, 2005. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

                                        Units       Common Stock      Warrants
                                    ------------    ------------    ------------
                                    High     Low    High     Low    High     Low
                                    ----    ----    ----    ----    ----    ----

        2006:
             First Quarter* ....    6.72    5.93    5.42    5.12    0.73    0.43

        2005:
             Fourth Quarter ....    6.07    5.69    5.13    5.00    0.53    0.34
             Third Quarter .....    6.10    6.00    5.07    5.05    0.55    0.45

*Through March 27, 2006

HOLDERS

        As of March 29, 2006, there was one holder of record of our units, five holders of record of our common stock and one holder of record of our warrants.

DIVIDENDS

        We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

        In April 2005, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

               Stockholders             Number of Shares
               ------------             ----------------

               Paul A. Brooke                225,000

               Eric Hecht                    900,000

               John M. Glazer                200,000

               PMSV Holdings LLC             675,000

Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals or entities. The shares issued to the individuals and entities above were sold at a purchase price of $0.0125 per share. Effective June 2, 2005, our board of directors authorized a stock dividend of 0.0625 shares of common stock for each outstanding share of common stock, effectively lowering the purchase price to $0.01176 per share.

INITIAL PUBLIC OFFERING

        On August 23, 2005, we closed our initial public offering of 8,500,000 units with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On September 20, 2005, we consummated the closing of an additional 349,100 units which were subject to the over-allotment option. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $53,094,600. The managing underwriter in the offering was EarlyBirdCapital, Inc. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-124521). The Securities and Exchange Commission declared the registration statement effective on August 17, 2005.

        We paid a total of $3,716,622 in underwriting discounts and commissions and approximately $1,055,468 for other costs and expenses related to the offering, including $510,000 for the underwriters' non-accountable expense allowance of 1% of the gross proceeds. After deducting the underwriting discounts and commissions and the other offering expenses, the total net proceeds to us from the offering were approximately $48,323,000, of which $46,997,978 was deposited into the trust account and the remaining proceeds of approximately $1,325,000 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $610,871 in interest through December 31, 2005.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        We were formed on April 4, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating company in the healthcare industry. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

        We consummated our initial public offering on August 23, 2005. All activity from April 4, 2005 through August 23, 2005 related to our formation and our initial public offering. Since August 23, 2005, we have been searching for prospective target businesses to acquire.

        For the period from April 4, 2005 (inception) to December 31, 2005, we had a net income of $165,779 derived from interest income of $489,418 (net of deferred interest) offset by $29,699 in Delaware franchise taxes, $39,595 for officer liability insurance, $11,188 for marketing and advertising expenses, $63,993 for professional fees, $85,401 for federal income taxes, $14,619 for Florida income taxes, $46,700 for travel and other expenses, $6,997 for transfer agent fees and $25,447 for other operating expenses.

        $46,997,978 of the net proceeds of our initial public offering are in trust, with the remaining net proceeds of $1,324,532 to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of our initial public offering not held in trust to identify and evaluate prospective acquisition candidates, select the target business, and structure, negotiate and consummate the business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing to effect a business combination. To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other available cash will be used to finance the operations of the target business. At December 31, 2005, we had cash outside of the trust fund of $1,087,359 and total liabilities of $296,855, leaving us with working capital of $790,471. We believe that we have sufficient available funds outside of the trust fund to operate through August 23, 2007, assuming that a business combination is not consummated during that time. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

        In April 2005, our directors advanced an aggregate of $100,000 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. These amounts were repaid in August 2005 out of proceeds of our initial public offering.

        In connection with our initial public offering, we issued an option, for $100, to EarlyBirdCapital to purchase 425,000 units at an exercise price of $7.50 per unit, with each unit consisting of one share of common stock and two warrants. The warrants underlying such units are exercisable at $7.25 per share. We accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders' equity. We estimated that the fair value of this option was approximately $935,000 ($2.20 per Unit) using a Black-Scholes option-pricing model. The fair value of the option granted to EarlyBirdCapital was estimated as of the date of grant using the following assumptions: (1) expected volatility of 44.5%, (2) risk-free interest rate of 3.8% and (3) expected life of 5 years. The option may be exercised for cash or on a "cashless" basis, at the holder's option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash.

OFF-BALANCE SHEET ARRANGEMENTS

        Options and warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of Financial Accounting Standard (FAS) 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See Footnote 2 to the financial statements for more information.

ITEM 7. FINANCIAL STATEMENTS

        This information appears following Item 14 of this Report and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 8A. CONTROL AND PROCEDURES

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

        As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

        Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

        During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

        Our current directors and executive officers are as follows:

        Name             Age   Position
        ----             ---   --------
        Paul A. Brooke   60    Chairman of the Board and Chief Executive Officer
        Eric Hecht       46    President, Chief Financial Officer and Director
        John M. Glazer   41    Chief Operating Officer, Secretary and Director

        PAUL A. BROOKE has served as our chairman of the board and chief executive officer since our inception. Mr. Brooke has served as a managing member of PMSV Holdings, LLC, a private investment firm, since 1993. He has also served as a venture partner of MPM Capital, a venture capital firm specializing in the healthcare industry since 1997. Mr. Brooke has also served as an advisory director for Morgan Stanley & Co., Inc. since April 2000. From March 1999 to May 2000, Mr. Brooke served as a Managing Director of Tiger Management LLC, a money management hedge fund. From March 1983 to March 1999, he served as a Managing Director and the Global Head of Healthcare Research and Strategy at Morgan Stanley. Mr. Brooke is also a director of the following public companies:

        o Incyte Corporation, a Nasdaq National Market listed company that is focused on the discovery and development of novel, small molecule drugs to treat major medical conditions, including infection with human immunodeficiency virus, or HIV, inflammatory disorders, cancer and diabetes;

        o WebMD Corporation, a Nasdaq National Market listed company that provides various types of healthcare information services and technology solutions and products; and

        o ViroPharma, Inc., a Nasdaq National Market listed pharmaceutical company dedicated to the development and commercialization of products that address serious diseases treated by physician specialists and in hospital settings.

Mr. Brooke received an B.A. (cum laude) from Columbia College and an M.A. from Columbia University.

        ERIC HECHT has served as our president, chief financial officer and a member of our board of directors since our inception. Since January 2003, Dr. Hecht has served as chief executive officer of Potomac Pharma, Inc., a private specialty pharmaceutical company. From January 1997 to December 2002, he served as a senior research analyst for Merrill Lynch and from September 1992 to December 1996, he served as a senior research analyst for Morgan Stanley. While at Merrill Lynch and Morgan Stanley, Dr. Hecht focused on biotechnology companies. Dr. Hecht received a B.S. from Touro College and an M.D. from the Albert Einstein College of Medicine.

        JOHN M. GLAZER has served as our chief operating officer and a member of our board of directors since our inception. Since April 2003, Mr. Glazer has served as managing director of ATP Management Group LLC, a private venture capital firm. He also served as a principal of CSFB Private Equity, the private equity division of Credit Suisse First Boston, from September 1997 to March 2002, and has served as a consultant since April 2002. From May 1995 to August 1997, Mr. Glazer served as an investment banking associate of Credit Suisse First Boston where he focused on mergers and acquisitions. Mr. Glazer received an A.B. from Harvard University and a J.D. from Stanford Law School.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended

December 31, 2005, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

CODE OF ETHICS

        In September 2005, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Requests for copies of our code of ethics should be sent in writing to Ithaka Acquisition Corp., 100 South Pointe Drive, 23rd Floor, Miami, Florida 33139, Attn: Corporate Secretary.

ITEM 10. EXECUTIVE COMPENSATION

        No compensation of any kind, including finders and consulting fees, will be paid to any of our Founders or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation a business combination. However, our Founders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

        Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2006 by:

        o each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

        o  each of our officers and directors; and

        o  all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

                                                         Amount and
                                                          Nature of
                                                         Beneficial      Percent
Name and Address of Beneficial Owner(1)                   Ownership     of Class
--------------------------------------                  ------------    --------
Amaranth LLC(2)                                         1,052,000(3)      9.6%
Fir Tree, Inc.(4)                                       1,020,000(5)      9.3%
Paul A. Brooke                                            956,250(6)      8.7%
Eric Hecht                                                956,250(7)      8.7%
John M. Glazer(8)                                         212,500(9)      1.9%

All directors and executive officers as a group         2,125,000(10)    19.4%
(three individuals)

         -----------------------------------

(1) Unless otherwise indicated, the business address of each of the following is 100 South Pointe Drive, 23rd Floor, Miami, Florida 33139.

(2) The business address of Amaranth LLC is c/o Amaranth Advisors L.L.C., One American Lane, Greenwich, Connecticut 06831.

(3) Amaranth Advisors L.L.C. is the trading advisor for Amaranth LLC. Nicholas M. Maounis is the managing member of Amaranth Advisors and exercises voting and dispositive power over these shares. The foregoing information was derived from a Schedule 13G filed with the SEC on October 7, 2005.

(4) The business address of Fir Tree, Inc. is 535 Fifth Avenue, 31st Floor, New York, New York 10017.

(5)     Represents (i) 686,007 shares of common stock held by Sapling, LLC and
        (ii) 333,993 shares of common stock held by Fir Tree Recovery Master Fund, L.P. Fir Tree, Inc. is the investment manager of both entities. The foregoing information was derived from a Schedule 13G filed with the SEC on August 25, 2005.

(6) Includes 717,188 shares of common stock held by PMSV Holdings LLC, an entity that Mr. Brooke controls. Does not include 553,750 shares of common stock issuable upon exercise of warrants held by Mr. Brooke that are not currently exercisable and will not become exercisable within 60 days.

(7) Does not include 553,750 shares of common stock issuable upon exercise of warrants held by Mr. Hecht that are not currently exercisable and will not become exercisable within 60 days.

(8) The business address of Mr. Glazer is ATP Management Group LLC, 712 Fifth Avenue, 20th Floor, New York, New York 10019.

(9) Does not include 142,500 shares of common stock issuable upon exercise of warrants held by Mr. Glazer that are not currently exercisable and will not become exercisable within 60 days.

(10) Does not include 1,250,000 shares of common stock issuable upon exercise of warrants held by our officers and directors that are not currently exercisable and will not become exercisable within 60 days.

        All 2,125,000 shares of our outstanding common stock owned by our Founders prior to our initial public offering have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, pursuant to an escrow agreement described below.

        Paul A. Brooke, Eric Hecht and John M. Glazer may be deemed to be our "parents" and "promoters," as these terms are defined under the Federal securities laws.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In April 2005, we issued 2,000,000 shares of our common stock to the following individuals for $25,000 in cash, at a purchase price of $0.0125 per share as set forth below:

        Name                Number of Shares   Relationship to Us
        ----                ----------------   ------------------

        Paul A. Brooke      225,000            Chairman of the Board and
                                               Chief Executive Officer
        Eric Hecht          900,000            President, Chief Financial
                                               Officer and Director
        John M. Glazer      200,000            Chief Operating Officer,
                                               Secretary and Director
        PMSV Holdings LLC   675,000            Stockholder

        Effective June 2, 2005, our board of directors authorized a stock dividend of 0.0625 shares of common stock for each outstanding share of common stock, effectively lowering the purchase price to $0.01176 per share.

         Pursuant to an escrow agreement between us, the Founders and Continental Stock Transfer & Trust Company, all of the Founders Shares were placed in escrow, with Continental acting as escrow agent, pursuant to an escrow agreement, until the earliest of:

        o  August 17, 2008;

        o  our liquidation; or

        o the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

        During the escrow period, these shares cannot be sold, but the Founders will retain all other rights as stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our Founders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to our initial public offering.

        We also entered into a registration rights agreement with the Founders pursuant to which the holders of the majority of the Founders Shares will be entitled to make up to two demands that we register these shares pursuant to an agreement to be signed prior to or on the date of this prospectus. The holders of the majority of these shares may elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain "piggy-back" registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

        Each of our Founders also entered into a letter agreement with us and EarlyBirdCapital pursuant to which, among other things:

        o each agreed to vote all Founder Shares owned by him in accordance with the majority of the IPO Shares if we solicit approval of our stockholders for a business combination;

        o if we fail to consummate a business combination by February 23, 2007 (or by August 23, 2007 under certain limited circumstances), each agreed to take all reasonable actions within his power to cause us to liquidate as soon as reasonably practicable;

        o each waived any and all rights he may have to receive any distribution of cash, property or other assets as a result of such liquidation with respect to his Founder Shares;

        o each agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire an operating business, until the earlier of our consummation of a business combination, our liquidation or until such time as he ceases to be an officer or director of ours, subject to any pre-existing fiduciary obligations he might have;

        o each agreed that we could not consummate any business combination which involves a company which is affiliated with any of the Founders unless we obtain an opinion from an independent investment banking firm reasonably acceptable to EarlyBirdCapital that the business combination is fair to our stockholders from a financial perspective;

        o each agreed that he and his affiliates will not be entitled to receive and will not accept any compensation for services rendered to us prior to the consummation of our business combination; and

        o each agreed that he and his affiliates will not be entitled to receive or accept a finder's fee or any other compensation in the event he or his affiliates originate a business combination.

        During 2005, our directors advanced an aggregate of $100,000 to us to cover expenses related to our initial public offering. The loans were payable without interest on the earlier of April 21, 2006 or the consummation of our initial public offering. These loans were repaid in August 2005.

        We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations.

        Other than reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our Founders or to any of their respective affiliates prior to, or for any services they render in order to effectuate, the consummation of a business combination.

         All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and will require prior approval in each instance by a majority of the members of our board who do not have an interest in the transaction.

ITEM 13. EXHIBITS

(a) The following Exhibits are filed as part of this report.

    Exhibit No.         Description
    -----------         -----------

        3.1             Certificate of Incorporation. (1)

        3.2             By-laws. (1)

        4.1             Specimen Unit Certificate. (1)

        4.2             Specimen Common Stock Certificate. (1)

        4.3             Specimen Warrant Certificate. (1)

        4.4             Form of Unit Purchase Option granted to
                        EarlyBirdCapital, Inc. (1)

        4.5 Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

        10.1 Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Paul A. Brooke (1)

        10.2 Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Eric Hecht (1)

        10.3 Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and John M. Glazer (1)

        10.4 Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and PMSV Holdings, LLC (1)

        10.5 Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

        10.6 Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Founders. (1)

        10.7 Promissory Note, dated April 21, 2005, issued to each of Paul A. Brooke, Eric Hecht and John M. Glazer. (1)

        10.8 Registration Rights Agreement among the Registrant and the Founders. (1)

        10.9            Form of Warrant Purchase Agreements among
                        EarlyBirdCapital, Inc. and each of Paul A. Brooke, Eric Hecht and John M. Glazer. (1)

        31.1            Certification of Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2            Certification of Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

        32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-124521).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The firm of Goldstein Golub Kessler LLP ("GGK") acts as our principal accountant. Through September 30, 2005, GGK had a continuing relationship with American Express Tax and Business Services Inc. ("TBS") from which it leased auditing staff who are full time, permanent employees of TBS and through which its partners provided non-audit services. Subsequent to September 30, 2005, this relationship ceased and the firm established a similar relationship RSM McGladrey, Inc. ("RSM"). As a result of this arrangement, GGK has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid or to be paid to GGK and RSM for services rendered.

AUDIT FEES

        During the fiscal year ended December 31, 2005, we paid or will pay our principal accountant $33,000, representing $28,000 for the services they performed in connection with our initial public offering and $5,000 in connection with the review of our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005. In addition, we expect to pay approximately $15,000 in connection with the December 31, 2005 audit and Annual Report on Form 10-KSB.

AUDIT-RELATED FEES

        During 2005, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

TAX FEES

        During 2005, there were no fees billed in connection with tax return preparation.

ALL OTHER FEES

        During 2005, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

AUDIT COMMITTEE APPROVAL

        We currently do not have an audit committee. However, our board of directors has approved the services described above.

                                                        ITHAKA ACQUISITION CORP.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)


        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM              F-2


        FINANCIAL STATEMENTS

            Balance Sheet                                                    F-3
            Statements of Operations                                         F-4
            Statement of Stockholders' Equity                                F-5
            Statement of Cash Flows                                          F-6

        NOTES TO FINANCIAL STATEMENTS                                   F-7-F-12

                                                        ITHAKA ACQUISITION CORP.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                                   BALANCE SHEET



Report of Independent Registered Public Accounting Firm
-------------------------------------------------------

To the Board of Directors
Ithaka Acquisition Corp.

We have audited the accompanying balance sheet of Ithaka Acquisition Corp. (a corporation in the development stage) as of December 31, 2005, and the related statement of operations, stockholders' equity and cash flows for the period from April 4, 2005 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ithaka Acquisition Corp. as of December 31, 2005, and the results of its operations and its cash flows for the period from April 4, 2005 (inception) to December 31, 2005 in conformity with United States generally accepted accounting principles.


/s/ Goldstein Golub Kessler LLP

Goldstein Golub Kessler LLP
New York, New York

March 28, 2006

                                                        ITHAKA ACQUISITION CORP.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                                   BALANCE SHEET

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                               December 31, 2005

--------------------------------------------------------------------------------

ASSETS
Current assets:
   Cash                                                            $   1,087,359
   Investments held in Trust Fund (Note 1)                            47,608,849
   Prepaid expenses                                                      117,908
                                                                   -------------
Total current assets                                                  48,814,116
Deferred tax asset                                                       118,244
                                                                   -------------
Total assets                                                       $  48,932,360
                                                                   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                           $      48,892
   Income and Franchise taxes payable                                    247,963
   Deferred interest                                                     122,116
                                                                   -------------
Total current liabilities                                                418,971
                                                                   -------------

Common stock, subject to possible conversion,
   1,768,935 shares at conversion value (Note 1)                       9,394,896
                                                                   -------------

Commitment (Note 5)

Stockholders' equity (Notes 1, 2, 6 and 7)
   Preferred stock, $.0001 par value, Authorized
      1,000,000 shares; none issued
   Common stock, $.0001 par value
      Authorized 35,000,000 shares
      Issued and outstanding 10,974,100 shares
         (which includes 1,768,935 subject to
         possible conversion)                                              1,098
   Additional paid-in capital                                         38,951,616
   Earnings accumulated during the development stage                     165,779
                                                                   -------------
      Total stockholders' equity                                      39,118,493
                                                                   -------------
Total liabilities and stockholders' equity                         $  48,932,360
                                                                   =============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                        ITHAKA ACQUISITION CORP.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                         STATEMENT OF OPERATIONS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                     Period from
                                                                   April 4, 2005
                                                                  (inception) to
                                                               December 31, 2005

--------------------------------------------------------------------------------

Expenses:


Formation and operating costs                                     $     223,619
                                                                  -------------

Operating loss for the period                                          (223,619)
                                                                  -------------

Interest Income                                                         489,418
                                                                  -------------

Income before provision for income tax                                  265,799
                                                                  -------------

Provision for income taxes                                              100,020
                                                                  -------------

Net income                                                        $     165,779
                                                                  -------------

Net income per share basic and diluted                            $         .03
                                                                  -------------

Weighted average shares outstanding                                   6,349,663
                                                                  -------------


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                        ITHAKA ACQUISITION CORP.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                               STATEMENT OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                                     Common Stock            Additional     Earnings accumulated
                                                ----------------------        Paid-In                 during the
                                                  Shares        Amount        Capital        developmental stage         Total
                                                ----------      ------      -----------     --------------------      ------------
Sale of 2,125,000 shares of common stock
  to initial stockholders on April 4, 2005
  at $0.01176 per share                          2,125,000      $  213      $    24,787                 $     --      $     25,000

Sale of 8,849,100 units, net of
  underwriters' discount and offering
  expenses (includes 1,768,935 shares
  subject to possible conversion)                8,849,100         885       48,321,625                       --        48,322,510

Proceeds subject to possible conversion
  of 1,768,935 shares                                   --          --       (9,394,896)                      --        (9,394,896)

Proceeds from issuance of option                        --          --              100                       --               100

Net income for the period                               --          --               --                  165,779           165,779

                                                ----------      ------      -----------                 --------      ------------
Balance, December 31, 2005                      10,974,100      $1,098      $38,951,616                 $165,779      $ 39,118,493
                                                ==========      ======      ===========                 ========      ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                        ITHAKA ACQUISITION CORP.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                         STATEMENT OF CASH FLOWS

                                                                   April 4, 2005
                                                                  (inception) to
                                                               December 31, 2005

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                    $      165,779
   Adjustments to reconcile net income to net income
      used in operating activities:
   Income earned on investments held in trust                          (610,871)
   Increase in prepaid expenses                                        (117,908)
   Increase in deferred taxes asset                                    (118,244)
   Increase in income and franchise taxes payable                       247,963
   Increase in deferred interest                                        122,116
   Increase in accounts payable and accrued expenses                     48,892
                                                                 --------------
      Net cash used in operating activities                            (262,273)
                                                                 --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investments placed in Trust Fund                                 (46,997,978)
                                                                 --------------
        Net cash used in investing activities                       (46,997,978)
                                                                 --------------

                      CASH FLOWS FROM FINANCING ACTIVITIES

   Gross proceeds of public offering                                 53,094,600
   Proceeds from notes payable, stockholders                            100,000
   Proceeds from sale of shares of common stock                          25,000
   Proceeds from issuance of option                                         100
   Principal payments on notes payable                                 (100,000)
   Payment of costs of public offering                               (4,772,090)
                                                                 --------------
      Net cash provided by financing activities                      48,347,610
                                                                 --------------

Net increase in cash                                                  1,087,359
Cash at beginning of the period                                              --
                                                                 --------------
Cash at end of the period                                        $    1,087,359
                                                                 ==============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                        ITHAKA ACQUISITION CORP.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

1.     ORGANIZATION
       AND                  Ithaka Acquisition Corp. (the "Company") was
       BUSINESS             incorporated in Delaware on April 4, 2005 as a blank
       OPERATIONS           check company whose objective is to acquire an
                            operating business in the healthcare industry.

                            The registration statement for the Company's initial public offering ("Offering") was declared effective August 17, 2005. The Company consummated the offering on August 23, 2005 (Note 2). The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business in the healthcare industry ("Business Combination"). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, including the over-allotment option, an amount of $46,997,978 of the net proceeds was deposited in an interest-bearing trust account ("Trust Account") until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States "government securities" within the meaning of
                            Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less. The Trust Account has been invested in Treasury Bills. The Treasury Bills, which have been classified as trading securities, have been recorded at their market value at December 31, 2005. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

                            With respect to a Business Combination which is approved and

                                                        ITHAKA ACQUISITION CORP.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion and 19.99% of the interest earned on the Trust Account has been classified as deferred interest in the accompanying December 31, 2005 balance sheet.

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

                            The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents.

                            The Company maintains cash in bank deposit accounts which, at times, exceed federally insured limits. The company has not experienced any losses on these accounts.

                            Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as stock warrants and options. The effect of the 17,698,200 outstanding warrants, issued in connection with the initial public offering described in Note 2, has not been considered in the diluted earnings per share since the warrants are contingently

                                                        ITHAKA ACQUISITION CORP.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            exerciseable and the effect of the 425,000 outstanding underwriter option units have not been considered since the market value of the units was less than the exercise price during the period ended December 31, 2005.

                            Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

                            In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123(R)"), "Share Based Payment". SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company is required to adopt SFAS 123(R) effective January 1, 2006. The Company does not believe that the adoption of SFAS No. 123(R) will have a significant impact on its financial condition or results of operations.

                            Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2.     INITIAL PUBLIC       On August 23, 2005, the Company sold 8,500,000 units
       OFFERING             ("Units") in the Offering. On September 20, 2005,
                            the Company consummated the closing of an additional
                            349,100 Units which were subject to the
                            over-allotment option. Each Unit consists of one share of the Company's common stock, $.0001 par value, and two Redeemable Common Stock Purchase
                            Warrants ("Warrants"). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business
                            Combination or one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Warrants will be redeemable, at the Company's option, with the prior consent of

                                                        ITHAKA ACQUISITION CORP.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            EarlyBirdCapital, Inc., the representative of the underwriters in the Offering ("Representative"), at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. The Company paid the underwriters in the Offering an underwriting discount of 7% of the gross proceeds of the Offering and a non-accountable expense allowance of 1% of the gross proceeds of the Offering. In connection with this Offering, the Company also issued an option ("Option"), for $100, to the Representative to purchase 425,000 Units at an exercise price of $7.50 per Unit. The Company accounted for the fair value of the Option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders' equity. The Company estimates that the fair value of the Option is approximately $935,000 ($2.20 per Unit) using a Black-Scholes option-pricing model. The fair value of the Option granted to the Representative is estimated as of the date of grant using the following assumptions: (1) expected volatility of 44.5%, based on the volatilities of similar entities who have effected a Business Combination, (2) risk-free interest rate of 3.8% and (3) expected life of 5 years. The Option may be exercised for cash or on a "cashless" basis, at the holder's option, such that the holder may use the appreciated value of the Option (the difference between the exercise prices of the Option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. In addition, the Warrants underlying such Units are exercisable at $7.25 per share.

3.     NOTES PAYABLE,       The Company issued unsecured promissory notes in
       STOCKHOLDERS         aggregate amount of $100,000 to three of the Initial
                            Stockholders. The notes were non interest bearing and were paid from the net proceeds of the Offering.

4.     INCOME TAXES         The Company's provision for income taxes reflects
                            the application of federal and state statutory rates to the Company's net income before taxes. The effective tax rate was 38% for the period April 4, 2005 (inception) to December 31, 2005.

                            Components of the provision for income taxes are as follows:

                                                        ITHAKA ACQUISITION CORP.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               Current
                  Federal                                             $ 120,272
                  State                                                  97,992
                                                                      ---------

               Total current                                            218,264
                                                                      ---------


               Deferred
                  Federal                                               (99,503)
                  State                                                 (18,741)
                  Total deferred                                       (118,244)
                                                                      ---------
               Total provision for income taxes                       $ 100,020


               The Deferred tax asset consists of the following:

                  Interest income deferred for reporting purposes     $  45,916
                  Operating costs deferred for income tax purposes       72,328
                                                                      ---------
                                                                      $ 118,244
                                                                      =========

                            The effective income tax differs from the statutory rate of 34% principally due to the effect of state income taxes.

5.     COMMITMENT           Pursuant to letter agreements with the Company and
                            the Representative, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company's liquidation.

                            Pursuant to agreements with the Representative, the Initial Stockholders collectively purchased 1,250,000 Warrants at $0.51 per Warrant (for an aggregate purchase price of $637,500) in the public marketplace during the first 90 day period after separate trading of the Warrants commenced.

                            The Initial Stockholders are entitled to registration rights with respect to their founding shares pursuant to an agreement dated August 17, 2005. The holders of the majority of these shares are entitled to make up to two demands that the Company register these shares at any time commencing three months prior to the third anniversary of the effective date of the Offering. In addition, the Initial Stockholders have certain "piggy-back" registration rights on registration statements filed subsequent to the third anniversary of the effective date of the Offering.

                                                        ITHAKA ACQUISITION CORP.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                            At December 31, 2005, 18,973,200 shares of common stock were reserved for issuance upon exercise of the Warrants and the Option.

                                   SIGNATURES

        Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2006.

                           ITHAKA ACQUISITION CORP.


                           By: /s/ Paul A. Brooke
                               Paul A. Brooke
                               Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                    Title                          Date

/s/ Paul A. Brooke    Chairman of the Board and Chief Executive   March 31, 2006
------------------    Officer (Principal Executive Officer)
Paul A. Brooke

/s/ Eric Hecht        President, Chief Financial Officer          March 31, 2006
------------------    (Principal Accounting and Financial
Eric Hecht            Officer) and Director

/s/ John M. Glazer    Chief Operating Officer, Secretary and      March 31, 2006
------------------    Director
John M. Glazer