Form 10QSB
period 2006-03-31
Ithaka Acquisition Corp
filed 2006-05-15
CIK 1324205

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2006
                                        --------------

| |      Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from _____________ to _____________

                        Commission File Number 000-51362
                                               ---------

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

                                 (858) 847-9000
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No | |

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

         As of May 15, 2006, 10,974,100 shares of common stock, par value $.0001 per share, were issued and outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes | | No |X|

                                                                           Page

Part I:  Financial Information:

       Item 1 -Financial Statements (Unaudited):

         Report of Independent Registered Public Accounting Firm             3

         Balance Sheet                                                       5

         Statements of Operations                                            6

         Statement of Stockholders' Equity                                   7

         Statement of Cash Flows                                             8

          Notes to Financial Statements                                      9

       Item 2 - Management's Discussion and Analysis or Plan of Operation   14

       Item 3 - Controls and Procedures                                     15

Part II.  Other Information

       Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds 16

       Item 6 - Exhibits                                                    16

Signatures                                                                  17

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Ithaka Acquisition Corp.

We have reviewed the accompanying condensed balance sheet of Ithaka Acquisition Corp. (a corporation in the development stage) as of March 31, 2006, the related condensed statements of operations and cash flows for the three-month period ended March 31, 2006, and the related condensed statements of operations, stockholders' equity and cash flows for the cumulative period from April 4, 2005 (inception) to March 31, 2006. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the balance sheet of Ithaka Acquisition Corp. as of December 31, 2005 and the related statements of operations, stockholders' equity and cash flows for the period then ended (not presented herein); and in our report dated March 28, 2006 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Goldstein Golub Kessler LLP

Goldstein Golub Kessler LLP
New York, New York

May 9, 2006

                                                        ITHAKA ACQUISITION CORP.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                        CONDENSED BALANCE SHEETS
================================================================================
                                                       March 31,   December 31,
                                                         2006         2005
                                                      (Unaudited)
--------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash                                             $   764,298   $ 1,087,359
     Investments held in Trust Fund (Note 1)           48,097,855    47,608,849
     Prepaid expenses                                      88,896       117,908
                                                      -----------   -----------
Total current assets                                   48,951,049    48,814,116
Deferred tax asset                                        196,458       118,244
                                                      -----------   -----------
Total assets                                          $49,147,507   $48,932,360
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses            $    53,993   $    48,892
     Income and Franchise taxes payable                   186,834       247,963
     Deferred interest                                    219,868       122,116
                                                      -----------   -----------
Total current liabilities                                 460,695       418,971
                                                      -----------   -----------
Common stock, subject to possible conversion,
     1,768,935 shares at conversion value (Note 1)      9,394,896     9,394,896
                                                      -----------   -----------

Commitment (Note 5)

Stockholders' equity (Notes 1, 2, 6 and 7)
     Preferred stock, $.0001 par value, Authorized

          1,000,000 shares; none issued
     Common stock, $.0001 par value
          Authorized 35,000,000 shares
          Issued and outstanding 10,974,100 shares
               (which includes 1,768,935 subject to
               possible conversion)                         1,098         1,098
     Additional paid-in capital                        38,951,616    38,951,616
     Earnings accumulated during the development stage    339,202       165,779
                                                      -----------   -----------
          Total stockholders' equity                   39,291,916    39,118,493
                                                      -----------   -----------
Total liabilities and stockholders' equity            $49,147,507   $48,932,360
                                                      ===========   ===========

            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                                        ITHAKA ACQUISITION CORP.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                    UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
================================================================================
                                                                    Period from
                                                For  the Three    April 4, 2005
                                                  Months Ended   (inception) to
                                                March 31, 2006   March 31, 2006
--------------------------------------------------------------------------------
Expenses:

Formation and operating costs                     $    116,864    $    340,483
                                                  ------------    ------------
Operating loss for the period                         (116,864)       (340,483)
                                                  ------------    ------------
Interest income                                        401,518         890,936
                                                  ------------    ------------
Income before provision for income tax                 284,654         550,453
                                                  ------------    ------------
Provision for income taxes                             111,231         211,251
                                                  ------------    ------------
Net income                                        $    173,423    $    339,202
                                                  ------------    ------------
Net income per share basic and diluted                    $.02
                                                  ------------
Weighted average shares outstanding                 10,974,100
                                                  ------------


            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                                                        ITHAKA ACQUISITION CORP.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                               STATEMENT OF STOCKHOLDERS' EQUITY
================================================================================

                                                                                                 Earnings
                                                                                                accumulated
                                                             Common Stock          Additional    during the
                                                      ---------------------------   Paid-In    developmental
                                                         Shares        Amount       Capital        stage           Total
----------------------------------------------------------------------------------------------------------------------------
Sale of 2,125,000 shares of common stock
     to initial stockholders
     on April 4, 2005 at $0.01176 per share               2,125,000       $  213     $  24,787      $   ---     $     25,000

Sale of 8,849,100 units, net of underwriters'
     discount and offering expenses (includes
     1,768,935 shares subject to possible conversion)     8,849,100          885    48,321,625          ---       48,322,510

Proceeds subject to possible conversion
     of 1,768,935 shares                                        ---          ---    (9,394,896)         ---       (9,394,896)

Proceeds from issuance of option                                ---          ---           100          ---              100

Net income for the period                                       ---          ---           ---      165,779          165,779
----------------------------------------------------- -------------- ------------ ------------- ------------ ----------------
Balance, December 31, 2005                               10,974,100       $1,098   $38,951,616     $165,779      $39,118,493
Unaudited:

Net income for the period                                       ---          ---           ---      173,423          173,423
----------------------------------------------------- -------------- ------------ ------------- ------------ ----------------
Balance, March 31, 2006                                  10,974,100       $1,098   $38,951,616     $339,202      $39,291,916
===================================================== ============== ============ ============= ============ ================


            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                                                        ITHAKA ACQUISITION CORP.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                              CONDENSED STATEMENTS OF CASH FLOWS
================================================================================

                                                       For the Three   April 4, 2005
                                                        Months Ended  (inception) to
                                                      March 31, 2006  March 31, 2006
------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income                                        $    173,423    $    339,202


     Adjustments to reconcile net income to net income used in operating activities:

     Income earned on investments held in trust            (489,006)     (1,099,877)
     Increase in prepaid expenses                            29,012         (88,896)
     Increase in deferred taxes asset                       (78,214)       (196,458)
     Increase in income and franchise taxes payable         (61,129)        186,834
     Increase in deferred interest                           97,752         219,868
     Increase in accounts payable and accrued expenses        5,101          53,993
                                                       ------------    ------------
          Net cash used in operating activities            (323,061)       (585,334)
                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Investments placed in Trust Fund                          --       (46,997,978)
                                                       ------------    ------------
          Net cash used in investing activities                --       (46,997,978)
                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Gross proceeds of public offering                                   53,094,600
     Proceeds from notes payable, stockholders                              100,000
     Proceeds from sale of shares of common stock                            25,000
     Proceeds from issuance of option                                           100
     Principal payments on notes payable                                   (100,000)
     Payment of costs of public offering                                 (4,772,090)
                                                       ------------    ------------
          Net cash provided by financing activities            --        48,347,610
                                                       ------------    ------------

Net increase (decrease) in cash                            (323,061)        764,298
Cash at beginning of the period                           1,087,359            --
                                                       ------------    ------------
Cash at end of the period                              $    764,298    $    764,298
                                                       ============    ============


            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                                                        ITHAKA ACQUISITION CORP.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.     ORGANIZATION     Ithaka Acquisition Corp. (the "Company") was
       AND              incorporated in Delaware on  April 4, 2005 as a blank
       BUSINESS         check company whose objective is to acquire an
       OPERATIONS       operating business in the healthcare industry.

                        The financial statements at March 31, 2006 and for the periods ended March 31, 2006 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2006, the results of its operations for the three month period ended March 31, 2006 and for the period from April 4, 2005 (inception) through March 31, 2006, and its cash flows for the period from April 4, 2005 (inception) through March 31, 2006. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

                        The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the "SEC"). The December 31, 2005 balance sheet has been derived from the audited financial statements.

                        All activity from April 4, 2005 (inception) through August 23, 2005 relates to the Company's formation and initial public offering described below. Subsequent to August 23, 2005, the Company has been seeking a business combination with an operating business in the healthcare industry ("Business Combination"). The Company has selected December 31 as its fiscal year-end.

                        The registration statement for the Company's initial public offering ("Offering") was declared effective August 17, 2005. The Company consummated the offering on August 23, 2005 (Note 2). The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, including the over-allotment option, an

                                                        ITHAKA ACQUISITION CORP.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                        amount of $46,997,978 of the net proceeds was deposited in an interest-bearing trust account ("Trust Account") until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

                        With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying March 31, 2006 balance sheet.

                        The Company's Certificate of Incorporation, as amended, provides

                                                        ITHAKA ACQUISITION CORP.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                        for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the Warrants contained in the Units sold (Note 2).

                        Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as stock warrants and options. The effect of the 17,698,200 outstanding warrants, issued in connection with the initial public offering described in Note 2, has not been considered in the diluted earnings per share since the warrants are contingently exercisable and the effect of the 425,000 outstanding underwriter option units have not been considered since the market value of the units was less than the exercise price during the period ended March 31, 2006.

                        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123(R)"), "Share Based Payment". SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company is required to adopt SFAS 123(R) effective January 1, 2006. The adoption of SFAS No. 123(R) did not have a significant impact on the Company's financial condition or results of operations.

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

                                                        ITHAKA ACQUISITION CORP.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

         For the three months ended March 31, 2006, we had a net income of $173,423 derived from interest income of $401,518 offset by $89,576 for federal income taxes, $21,655 for Florida income taxes, $26,012 for officer liability insurance, $50,183 for professional fees, $10,975 for travel and other expenses, $8,159 in Delaware franchise taxes, $6,520 for transfer agent fees and $15,015 for other operating expenses.

         For the period from April 4, 2005 (inception) to March 31, 2006, we had a net income of $339,202 derived from interest income of $890,936 offset by $37,858 in Delaware franchise taxes, $65,607 for officer liability insurance, $11,188 for marketing and advertising expenses, $114,176 for professional fees, $174,977 for federal income taxes, $36,274 for Florida income taxes, $57,675 for travel and other expenses, $13,517 for transfer agent fees and $40,462 for other operating expenses.

         We paid a total of $3,716,622 in underwriting discounts and commissions and approximately $1,055,468 for other costs and expenses related to the offering, including $510,000 for the underwriters' non-accountable expense allowance of 1% of the gross proceeds. After deducting the underwriting discounts and commissions and the other offering expenses, the total net proceeds to us from the offering were approximately $48,323,000, of which $46,997,978 was deposited into the trust account and the remaining proceeds of approximately $1,325,000 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $1,099,874 in interest through March 31, 2006.

         We consummated our initial public offering on August 23, 2005. On September 20, 2005, we consummated the closing of an additional 394,100 units that were subject to the over-allotment option. Gross proceeds from our initial public offering were $53,094,600. We paid a total of $4,672,417 in underwriting discounts and commissions, and approximately $98,897 was or will be paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $48,323,000, of which $46,997,978 was deposited into the trust account (or $5.31 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses. We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through August 23, 2007, assuming that a business combination is not consummated during that time. From August 23, 2005 through August 23, 2007, we anticipate approximately $300,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $300,000 of expenses for the due diligence and investigation of a target business, $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $730,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $80,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

         During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                              ITHAKA ACQUISITION CORP.

Dated:  May 15, 2006

                              /s/ Paul A. Brooke
                              ---------------------------
                              Paul A. Brooke
                              Chairman of the Board and Chief Executive Officer

                              /s/ Eric Hecht
                              ---------------------------
                              Eric Hecht
                              President and Chief Financial Officer