Form 10QSB
period 2006-06-30
Ithaka Acquisition Corp
filed 2006-08-14
CIK 1324205

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2006
                                        -------------

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

         As of August 14, 2006, 10,974,100 shares of common stock, par value $.0001 per share, were issued and outstanding.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Ithaka Acquisition Corp.


We have reviewed the accompanying condensed balance sheet of Ithaka Acquisition Corp. (a corporation in the development stage) as of June 30, 2006, the related condensed statements of operations for the three-month period ended June 30, 2006, the related condensed statements of operations and cash flows for the period from April 4, 2005 (inception) to June 30, 2005, and the related condensed statements of operations, stockholders' equity and cash flows for the six months ended June 30, 2006 and the cumulative period from April 4, 2005 (inception) to June 30, 2006. These financial statements are the responsibility of the company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the interim financial statements referred to above for them to be in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Ithaka Acquisition Corp. will continue as a going concern. As discussed in Note 1 to the financial statements, Ithaka Acquisition Corp. may face mandatory liquidation by February 23, 2007 if a business combination is not consummated, unless certain extension criteria are met, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have  previously  audited,  in  accordance  with the  standards of the Public
Company Accounting Oversight Board, the balance sheet of Ithaka Acquisition Corp. as of December 31, 2005, the related statement of stockholders' equity for the period then ended and the related statements of operations, and cash flows for the period then ended (not presented herein); and in our report dated March 28, 2006 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2005 and statement of stockholders' equity for the period then ended is fairly stated, in all material respects, in relation to the balance sheet and statement of stockholders' equity from which it has been derived.


/s/ Goldstein Golub Kessler LLP

Goldstein Golub Kessler LLP
New York, New York

August 11, 2006

                                                        ITHAKA ACQUISITION CORP.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                        CONDENSED BALANCE SHEETS

                                                       June 30, 2006    December 31, 2005
                                                        (Unaudited)

-----------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash                                               $   581,014        $ 1,087,359
     Investments held in Trust Fund (Note 1)             48,547,723         47,608,849
     Prepaid expenses                                        58,347            117,908
                                                        -----------        -----------
Total current assets                                     49,187,084         48,814,116
Deferred tax asset                                          255,969            118,244
                                                        -----------        -----------
Total assets                                            $49,443,053        $48,932,360
                                                        ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses              $    67,031        $    48,892
     Income and Franchise taxes payable                     175,015            247,963
     Deferred interest                                      309,795            122,116
                                                        -----------        -----------
Total current liabilities                                   551,841            418,971
                                                        -----------        -----------

Common stock, subject to possible conversion,
     1,768,935 shares at conversion value (Note 1)        9,394,896          9,394,896
                                                        -----------        -----------

Commitment (Note 5)

Stockholders' equity (Notes 1, 2, 6 and 7)
     Preferred stock, $.0001 par value, Authorized
          1,000,000 shares; none issued
     Common stock, $.0001 par value
          Authorized 35,000,000 shares
          Issued and outstanding 10,974,100 shares
               (which includes 1,768,935 subject to
               possible conversion)                           1,098              1,098
     Additional paid-in capital                          38,951,616         38,951,616
     Earnings accumulated during the development stage      543,602            165,779
                                                        -----------        -----------
          Total stockholders' equity                     39,496,316         39,118,493
                                                        -----------        -----------
Total liabilities and stockholders' equity              $49,443,053        $48,932,360
                                                        ===========        ===========

            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                                        ITHAKA ACQUISITION CORP.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                    UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                                                      Period from       Period from
                                                              For the Three      For the Six        April 4, 2005     April 4, 2005
                                                               Months Ended      Months Ended      (inception) to    (inception) to
                                                              June 30, 2006      June 30, 2006      June 30, 2005     June 30, 2006
------------------------------------------------------------------------------------------------------------------------------------
Expenses:

Formation and operating costs                                 $    114,577       $    231,441       $      1,797       $    455,060
                                                              ---------------------------------------------------------------------

Operating loss for the period                                     (114,577)          (231,441)            (1,797)          (455,060)
                                                              ---------------------------------------------------------------------

Interest and dividend income                                       368,480            769,998                 --          1,259,416
                                                              ---------------------------------------------------------------------

Income (loss) before provision for income tax                      253,903            538,557             (1,797)           804,356
                                                              ---------------------------------------------------------------------

Provision for income taxes                                          49,503            160,734                 --            260,754
                                                              ---------------------------------------------------------------------

Net income (loss)                                             $    204,400       $    377,823       $     (1,797)      $    543,602
                                                              ---------------------------------------------------------------------

Net income per share basic and diluted                                $.02               $.03              $(.00)
                                                              ------------       ------------       ------------

Weighted average shares outstanding                             10,974,100         10,974,100           2,125,000
                                                              ------------       ------------       ------------

            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                                                        ITHAKA ACQUISITION CORP.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                               STATEMENT OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                                                                     Common Stock           Additional
                                                                             ---------------------------      Paid-In
                                                                                 Shares        Amount         Capital
--------------------------------------------------------------------------------------------------------------------------
Sale of 2,125,000 shares of common stock to initial stockholders
     on April 4, 2005 at $0.01176 per share                                     2,125,000   $        213   $     24,787

Sale of 8,849,100 units, net of underwriters' discount and offering
     expenses (includes 1,768,935 shares subject to possible conversion)        8,849,100            885     48,321,625

Proceeds subject to possible conversion of 1,768,935 shares                            --             --     (9,394,896)

Proceeds from issuance of option                                                       --             --            100

Net income for the period                                                              --             --             --

--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005                                                     10,974,100   $      1,098   $ 38,951,616
Unaudited:

Net income for the period                                                              --             --             --

--------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2006                                                         10,974,100   $      1,098   $ 38,951,616
==========================================================================================================================


                                                                            Earnings accumulated
                                                                                 during the
                                                                             developmental stage        Total
-----------------------------------------------------------------------------------------------------------------
Sale of 2,125,000 shares of common stock to initial stockholders
     on April 4, 2005 at $0.01176 per share                                   $         --           $     25,000

Sale of 8,849,100 units, net of underwriters' discount and offering
     expenses (includes 1,768,935 shares subject to possible conversion)                --             48,322,510

Proceeds subject to possible conversion of 1,768,935 shares                             --             (9,394,896)

Proceeds from issuance of option                                                        --                    100

Net income for the period                                                          165,779                165,779

-----------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005                                                    $    165,779           $ 39,118,493
Unaudited:

Net income for the period                                                          377,823                377,823

-----------------------------------------------------------------------------------------------------------------
Balance, June 30, 2006                                                        $    543,602           $ 39,496,316
=================================================================================================================

            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                                                        ITHAKA ACQUISITION CORP.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                              CONDENSED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                                                                  For the Six       April 4, 2005     April 4, 2005
                                                                                 Months Ended      (inception) to    (inception) to
                                                                                 June 30, 2006      June 30, 2005     June 30, 2006

------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                           $    377,823       $     (1,797)      $    543,602
     Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
     Income earned on investments held in trust                                      (938,874)                           (1,549,745)
     (Increase) decrease in prepaid expenses                                           59,561                               (58,347)
     Increase in deferred taxes asset                                                (137,725)                             (255,969)
     Increase (decrease) in income and franchise taxes payable                        (72,948)                              175,015
     Increase in deferred interest                                                    187,679                               309,795
     Increase in accounts payable and accrued expenses                                 18,139              1,009             67,031
                                                                                 ------------       ------------       ------------
          Net cash used in operating activities                                      (506,345)              (788)          (768,618)
                                                                                 ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investments placed in Trust Fund                                                      --                 --        (46,997,978)
                                                                                 ------------       ------------       ------------
          Net cash used in investing activities                                            --                 --        (46,997,978)
                                                                                 ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Gross proceeds of public offering                                                     --                 --         53,094,600
     Proceeds from notes payable, stockholders                                             --            100,000            100,000
     Proceeds from sale of shares of common stock                                          --             25,000             25,000
     Proceeds from issuance of option                                                      --                 --                100
     Principal payments on notes payable                                                   --                 --           (100,000)
     Payment of costs of public offering                                                   --           (111,478)        (4,772,090)
                                                                                 ------------       ------------       ------------
          Net cash provided by financing activities                                        --            (13,522)        48,347,610
                                                                                 ------------       ------------       ------------

Net increase (decrease) in cash                                                      (506,345)            12,734            581,014
Cash at beginning of the period                                                     1,087,359                 --                 --
                                                                                 ------------       ------------       ------------
Cash at end of the period                                                        $    581,014       $     12,734       $    581,014
                                                                                 ============       ============       ============
     Non cash financing activity:
           Accrual of costs of public offering                                             --       $     26,160                 --
                                                                                 ============       ============       ============

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

                                The financial statements at June 30, 2006 and for the periods ended June 30, 2006 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2006, and the results of its operations and its cash flows for the periods ended June 30, 2006 and 2005. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

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

                                With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying June 30, 2006 balance sheet.

                                The Company's Certificate of Incorporation, as amended, provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. There is no assurance that the Company will be able to successfully effect a Business Combination during this period. This factor raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements are prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In the event of liquidation, it is likely

                                                        ITHAKA ACQUISITION CORP.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the Warrants contained in the Units sold (Note 2).

                                Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as stock warrants and options. The effect of the 17,698,200 outstanding warrants, issued in connection with the initial public offering described in Note 2, has not been considered in the diluted earnings per share since the warrants are contingently exercisable and the effect of the 425,000 outstanding underwriter option units have not been considered since the market value of the units was less than the exercise price during the period ended June 30, 2006.

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

                                In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", an interpretation of FASB Statement No. 109 ("FIN 48"), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We do not expect FIN 48 will have a material effect on our financial condition or results of operations.

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

         We were formed on April 4, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the healthcare industry. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination. We incurred $1,797 of operating expenses during the period from April 4, 2005 (inception) to June 30, 2005.

         For the three months ended June 30, 2006, we had a net income of $204,400 derived from interest and dividend income of $368,480 offset by $43,458 for federal income taxes, $6,045 for Florida income taxes, $26,301 for officer liability insurance, $45,136 for professional fees, $16,599 for travel and other expenses, $10,250 in Delaware franchise taxes, $3,252 for transfer agent fees and $13,039 for other operating expenses.

         For the six months ended June 30, 2006, we had a net income of $377,823 derived from interest and dividend income of $769,998 offset by $133,034 for federal income taxes, $27,700 for Florida income taxes, $52,312 for officer liability insurance, $95,319 for professional fees, $27,574 for travel and other expenses, $18,409 in Delaware franchise taxes, $9,773 for transfer agent fees and $28,054 for other operating expenses.

         For the period from April 4, 2005 (inception) to June 30, 2006, we had a net income of $543,602 derived from interest and dividend income of $1,259,416 offset by $218,435 for federal income taxes, $42,319 for Florida income taxes, $91,908 for officer liability insurance, $11,188 for marketing and advertising expenses, $159,312 for professional fees, $74,274 for travel and other expenses, $48,108 in Delaware franchise taxes, $16,769 for transfer agent fees and $53,501for other operating expenses.

         We paid a total of $3,716,622 in underwriting discounts and commissions and approximately $1,055,468 for other costs and expenses related to the offering, including $510,000 for the underwriters' non-accountable expense allowance of 1% of the gross proceeds. After deducting the underwriting discounts and commissions and the other offering expenses, the total net proceeds to us from the offering were approximately $48,323,000, of which $46,997,978 was deposited into the trust account and the remaining proceeds of approximately $1,325,000 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $1,549,745 in interest and dividends through June 30, 2006.

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

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

         After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $48,323,286, of which $46,997,978 was deposited into the trust account (or $5.31 per share sold in the offering) and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

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

                             ITHAKA ACQUISITION CORP.



Dated: August 14, 2006
                             /s/ Paul A. Brooke
                             ------------------
                             Paul A. Brooke
                             Chairman of the Board and Chief Executive Officer


                             /s/ Eric Hecht
                             --------------
                             Eric Hecht
                             President and Chief Financial Officer