Form 10QSB
period 2006-09-30
Ithaka Acquisition Corp
filed 2006-11-14
CIK 1324205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from              to

Commission File Number 000-51362

Ithaka Acquisition Corp.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-2620798
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 South Pointe Drive, 23rd Floor, Miami, Florida 33139

(Address of Principal Executive Office)

(305) 532-3800

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of November 13, 2006, 10,974,100 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Ithaka Acquisition Corp.

We have reviewed the accompanying condensed balance sheet of Ithaka Acquisition Corp. (a corporation in the development stage) as of September 30, 2006, the related condensed statements of operations for the three-month periods ended September 30, 2006 and 2005, the related condensed statements of operations and cash flows for the period from April 4, 2005 (inception) to September 30, 2005, and the related condensed statements of operations, stockholders’ equity and cash flows for the nine months ended September 30, 2006 and the cumulative period from April 4, 2005 (inception) to September 30, 2006. These financial statements are the responsibility of the company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the balance sheet of Ithaka Acquisition Corp. as of December 31, 2005, the related statement of stockholders’ equity for the period then ended and the related statements of operations and cash flows for the period then ended (not presented herein); and in our report dated March 28, 2006 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2005 and statement of stockholders equity for the period then ended is fairly stated, in all material respects, in relation to the balance sheet and statement of stockholders’ equity from which it has been derived.

The accompanying financial statements have been prepared assuming that Ithaka Acquisition Corp. will continue as a going concern. As discussed in Note 1 to the financial statements, Ithaka Acquisition Corp. may face mandatory liquidation by August 23, 2007 if a business combination is not consummated, unless certain extension criteria are met, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP

New York, New York

November 8, 2006

Ithaka Acquisition Corp.

(a corporation in the development stage)

Condensed Balance Sheets

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash	$387,468	$1,087,359
Investments held in Trust Fund (Note 1)	48,937,877	47,608,849
Prepaid expenses	31,503	117,908

Total current assets	49,356,848	48,814,116
Deferred tax assets, net	287,525	118,244

Total assets	$49,644,373	$48,932,360

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$96,982	$48,892
Income and franchise taxes payable	149,880	247,963
Deferred interest and dividends	387,835	122,116

Total current liabilities	634,697	418,971

Common stock, subject to possible conversion, 1,768,935 shares at conversion value (Note 1)	9,394,896	9,394,896

Commitment (Note 3)

Stockholders’ equity (Notes 1 and 2)
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued
Common stock, $.0001 par value Authorized 35,000,000 shares
Issued and outstanding 10,974,100 shares (which includes 1,768,935 subject to possible conversion)	1,098	1,098
Additional paid-in capital	38,951,616	38,951,616
Earnings accumulated during the development stage	662,066	165,779

Total stockholders’ equity	39,614,780	39,118,493

Total liabilities and stockholders’ equity	$49,644,373	$48,932,360

See accompanying notes to condensed financial statements.

Ithaka Acquisition Corp.

(a corporation in the development stage)

Unaudited Condensed Statements of Operations

	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2006	Period from April 4, 2005 (inception) to September 30, 2005	Period from April 4, 2005 (inception) to September 30, 2006
Expenses:
Formation and operating costs	$201,827	$64,173	$433,268	$75,770	$656,887
Operating loss for the period	(201,827)	(64,173)	(433,268)	(75,770)	(656,887)

Interest and dividend income	318,912	138,584	1,088,910	138,584	1,578,328

Income before provision for income tax	117,085	74,411	655,642	62,814	921,441
Benefit (provision) for income taxes	1,379	(13,603)	(159,355)	(10,704)	(259,375)

Net income	$118,464	$60,808	$496,287	$52,110	$662,066

Net income per share basic and diluted	$.01	$.01	$.05	$.01

Weighted average shares outstanding	10,974,100	5,766,207	10,974,100	3,986,061

See accompanying notes to condensed financial statements

Ithaka Acquisition Corp.

(a corporation in the development stage)

Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Earnings accumulated during the developmental stage	Total
	Shares	Amount
Sale of 2,125,000 shares of common stock to initial stockholders on April 4, 2005 at $0.01176 per share	2,125,000	$213	$24,787	$—	$25,000

Sale of 8,849,100 units, net of underwriters’ discount and offering expenses (includes 1,768,935 shares subject to possible conversion)	8,849,100	885	48,321,625	—	48,322,510

Proceeds subject to possible conversion of 1,768,935 shares	—	—	(9,394,896)	—	(9,394,896)

Proceeds from issuance of option	—	—	100	—	100

Net income for the period	—	—	—	165,779	165,779

Balance, December 31, 2005 Unaudited:	10,974,100	$1,098	$38,951,616	$165,779	$39,118,493

Net income for the period	—	—	—	496,287	496,287

Balance, September 30, 2006	10,974,100	$1,098	$38,951,616	$662,066	$39,614,780

See accompanying notes to condensed financial statements

Ithaka Acquisition Corp.

(a corporation in the development stage)

Unaudited Condensed Statements of Cash Flows

	For the Nine Months Ended September 30, 2006	April 4, 2005 (inception) to September 30, 2005	April 4, 2005 (inception) to September 30, 2006
Cash Flows from Operating Activities
Net income	$496,287	$52,110	$662,066
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income earned on investments held in trust	(1,329,028)	—	(1,939,899)
(Increase) decrease in prepaid expenses	86,405	(141,754)	(31,503)
Increase in other receivable	—	(8,362)	—
Increase in deferred taxes asset	(169,281)		(287,525)
Increase (decrease) in income and franchise taxes payable	(98,083)	10,704	149,880
Increase in deferred interest	265,719	34,624	387,835
Increase in accounts payable and accrued expenses	48,090	52,864	96,982

Net cash provided by (used in) operating activities	(699,891)	186	(962,164)

Cash Flows from Investing Activities
Investments placed in Trust Fund	—	(47,171,186)	(46,997,978)

Net cash used in investing activities	—	(47,171,186)	(46,997,978)

Cash Flows from Financing Activities
Gross proceeds of public offering	—	53,094,600	53,094,600
Proceeds from notes payable, stockholders	—	100,000	100,000
Proceeds from sale of shares of common stock	—	25,000	25,000
Proceeds from issuance of option	—	100	100
Principal payments on notes payable	—	(100,000)	(100,000)
Payment of costs of public offering	—	(4,672,417)	(4,772,090)

Net cash provided by financing activities	—	48,447,283	48,347,610

Net increase (decrease) in cash	(699,891)	1,276,283	387,468
Cash at beginning of the period	1,087,359	—	—

Cash at end of the period	$387,468	$1,276,283	$387,468

Non cash financing activity:
Accrual of costs of public offering	—	$98,897	—

See accompanying notes to condensed financial statements

Ithaka Acquisition Corp.

(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

1.	Organization and Business Operations

Ithaka Acquisition Corp. (the “Company”) was incorporated in Delaware on April 4, 2005 as a blank check company whose objective is to acquire an operating business in the healthcare industry.

The financial statements at September 30, 2006 and for the periods ended September 30, 2006 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2006, and the results of its operations and its cash flows for the periods ended September 30, 2006 and 2005. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the “SEC”). The December 31, 2005 balance sheet has been derived from the audited financial statements.

All activity from April 4, 2005 (inception) through August 23, 2005 relates to the Company’s formation and initial public offering described below. Subsequent to August 23, 2005, the Company has been seeking a business combination with an operating business in the healthcare industry (“Business Combination”). The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective August 17, 2005. The Company consummated the offering on August 23, 2005 (Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, including the over-allotment option, an amount of $46,997,978 of the net proceeds was deposited in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation

Ithaka Acquisition Corp.

(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company has signed a definitive agreement for the acquisition of a target business (see Note 4) and will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.

All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 2,125,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying September 30, 2006 balance sheet.

The Company’s Certificate of Incorporation, as amended, provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24

Ithaka Acquisition Corp.

(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

months from the consummation of the Offering if certain extension criteria have been satisfied. The Company has satisfied the extension criteria (see Note 4). There is no assurance that the Company will be able to successfully effect a Business Combination during this period. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements are prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the Warrants contained in the Units sold (Note 2).

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as stock warrants and options. The effect of the 17,698,200 outstanding warrants, issued in connection with the initial public offering described in Note 2, has not been considered in the diluted earnings per share since the warrants are contingently exercisable and the effect of the 425,000 outstanding underwriter option units have not been considered since the market value of the units was less than the exercise price during the period ended September 30, 2006.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We do not expect FIN 48 will have a material effect on our financial condition or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2.	Initial Public Offering	On August 23, 2005, the Company sold 8,500,000 units (“Units”) in the Offering. On September 20, 2005, the Company consummated the closing of an additional 349,100 Units which were subject to the over-allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant

Ithaka Acquisition Corp.

(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Warrants will be redeemable, at the Company’s option, with the prior consent of EarlyBirdCapital, Inc., the representative of the underwriters in the Offering (“Representative”), at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. The Company paid the underwriters in the Offering an underwriting discount of 7% of the gross proceeds of the Offering and a non-accountable expense allowance of 1% of the gross proceeds of the Offering. In connection with this Offering, the Company also issued an option (“Option”), for $100, to the Representative to purchase 425,000 Units at an exercise price of $7.50 per Unit. The Company accounted for the fair value of the Option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the Option is approximately $935,000 ($2.20 per Unit) using a Black-Scholes option-pricing model. The fair value of the Option granted to the Representative is estimated as of the date of grant using the following assumptions: (1) expected volatility of 44.5%, (2) risk-free interest rate of 3.8% and (3) expected life of 5 years. The Option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the Option (the difference between the exercise prices of the Option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. In addition, the Warrants underlying such Units are exercisable at $7.25 per share.

3.	Commitment

Pursuant to letter agreements with the Company and the Representative, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

Pursuant to agreements with the Representative, the Initial Stockholders collectively purchased 1,250,000 Warrants at $0.51 per Warrant (for an aggregate purchase price of $637,500) in the public marketplace during the first 90 day period after separate trading of the Warrants commenced.

The Initial Stockholders are entitled to registration rights with respect to their founding shares pursuant to an agreement dated August 17, 2005. The holders of the majority of these shares are

Ithaka Acquisition Corp.

(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

entitled to make up to two demands that the Company register these shares at any time commencing three months prior to the third anniversary of the effective date of the Offering. In addition, the Initial Stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the third anniversary of the effective date of the Offering.

4.	Subsequent Event	On October 3, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Alsius Corporation (“Alsius”) and certain of Alsius’s shareholders (“Signing Shareholders”). A wholly owned subsidiary of the Company, formed to effectuate the merger by merging with and into Alsius, is also a party to the Merger Agreement. As a result of the merger, Alsius will be the surviving corporation and will be a wholly owned subsidiary of the Company. Pursuant to the Merger Agreement, all shares of capital stock and convertible promissory notes of Alsius issued and outstanding immediately prior to the effective time of the merger will be automatically converted on the closing date of the merger, into the right to receive (i) 8,000,000 shares of the Company’s common stock and (ii) up to 6,000,000 shares of the Company’s common stock if certain revenue targets are met during the years 2007, 2008 and 2009.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and footnotes thereto contained in this report.

Overview

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

Forward Looking Statements

The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission.

Recent Developments

On October 3, 2006, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Alsius Corporation (“Alsius”) and certain of Alsius’s shareholders (“Signing Shareholders”). Our wholly owned subsidiary, formed to effectuate the merger by merging with and into Alsius, is also a party to the Merger Agreement. As a result of the merger, Alsius will be the surviving corporation and will be a wholly owned subsidiary of ours. Pursuant to the Merger Agreement, all shares of capital stock and convertible promissory notes of Alsius issued and outstanding immediately prior to the effective time of the merger will be automatically converted on the closing date of the merger, into the right to receive (i) 8,000,000 shares of our common stock and (ii) up to 6,000,000 shares of our common stock if certain revenue targets are met during the years 2007, 2008 and 2009.

For a more complete discussion of our proposed business combination, including the risk that are applicable to us with respect to our acquisition of Alsius, see our Current Report on Form 8-K dated October 3, 2006 and filed with the SEC on October 4, 2006 and our preliminary proxy statement/prospectus filed on November 1, 2006.

Results of Operations

For the three months ended September 30, 2006, we had a net income of $118,464 derived from interest and dividend income of $318,912, $(27,934) for federal income taxes, $26,555 for Florida income taxes offset by $26,590 for officer liability insurance, $125,412 for professional fees, $16,682 for travel and other expenses, $10,187 in Delaware franchise taxes, $5,825 for transfer agent fees and $17,131 for other operating expenses.

For the nine months ended September 30, 2006, we had a net income of $496,287 derived from interest and dividend income of $1,088,910 offset by $105,100 for federal income taxes, $54,255 for Florida income taxes, $78,902 for officer liability insurance, $220,730 for professional fees, $44,257 for travel and other expenses, $28,596 in Delaware franchise taxes, $15,598 for transfer agent fees and $45,185 for other operating expenses.

For the period from April 4, 2005 (inception) to September 30, 2006, we had a net income of $662,066 derived from interest and dividend income of $1,578,328 offset by $190,501 for federal income taxes, $68,874 for Florida income taxes, $118,497 for officer liability insurance, $11,188 for marketing and advertising expenses, $284,724 for professional fees, $90,957 for travel and other expenses, $58,295 in Delaware franchise taxes, $22,594 for transfer agent fees and $70,632 for other operating expenses.

We paid a total of $3,716,622 in underwriting discounts and commissions and approximately $1,055,468 for other costs and expenses related to the offering, including $510,000 for the underwriters’ non-accountable expense allowance of 1% of the gross proceeds. After deducting the underwriting discounts and commissions and the other offering expenses, the total net proceeds to us from the offering were approximately $48,323,000, of which $46,997,978 was deposited into the trust account and the remaining proceeds of approximately $1,325,000 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $1,939,899 in interest and dividends through September 30, 2006.

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

ITEM 3. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

PART II.

OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 23, 2005, we consummated our initial public offering of 8,500,000 Units, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On September 20, 2005, we closed on an additional 394,100 units that were subject to the underwriters’ over-allotment option. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $53,094,600. EarlyBirdCapital, Inc. acted as lead underwriter. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-124521). The Securities and Exchange Commission declared the registration statement effective on August 17, 2005.

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

31.1 – Section 302 Certification by CEO

31.2 – Section 302 Certification by CFO

32.1 – Section 906 Certification by CEO

32.2 – Section 906 Certification by CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITHAKA ACQUISITION CORP.

Dated: November 13, 2006

/s/ Paul A. Brooke
Paul A. Brooke
Chairman of the Board and Chief Executive Officer

/s/ Eric Hecht
Eric Hecht
President and Chief Financial Officer