Form 10KSB
period 2006-12-31
Ithaka Acquisition Corp
filed 2007-03-21
CIK 1324205

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 000-51362

ITHAKA ACQUISITION CORP.

(Name of Small Business Issuer in Its Charter)

Delaware	20-2620798
(State of Incorporation)	(Small Business Issuer I.R.S. Employer I.D. Number)

100 South Pointe Drive, 23rd Floor, Miami, Florida	33139
(Address of principal executive offices)	(zip code)

(305) 532-3800

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Units consisting of one share of Common Stock, par value $.0001 per share, and two Warrants

Common Stock, $.0001 par value per share

Warrants to purchase shares of Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes  ☒     No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒     No  ☐

Issuer’s revenues for the fiscal year ended December 31, 2006 were $0.

As of March 19, 2007, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $48,847,032.

As of March 19, 2007, there were 10,974,100 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes  ☐     No  ☒

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Ithaka Acquisition Corp. is a blank check company formed on April 4, 2005 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the healthcare industry.

On August 23, 2005, we closed our initial public offering of 8,500,000 units with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On September 20, 2005, we consummated the closing of an additional 349,100 units which were subject to the over-allotment option. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $53,094,600. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $48,323,000, of which $46,997,978 was deposited into our trust account and the remaining proceeds of approximately $1,325,000 became available to be used to search for potential target businesses, conduct business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2006, we have used approximately $1,189,635 of the net proceeds that were not deposited into the trust fund to pay costs and expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2006, there was $49,329,610 held in the trust fund. At December 31, 2006, we had cash outside of the trust fund of $135,365 and total liabilities of $571,262, leaving us with negative working capital of $435,879.

Recent Developments

On October 3, 2006, we entered into an Agreement and Plan of Merger (“Agreement”) with Alsius Corporation (“Alsius”) and certain of the shareholders of Alsius. On October 2, 2006, we formed a wholly owned subsidiary, Ithaka Sub Acquisition Corp. (“Merger Sub”), to effectuate the transactions contemplated by the Agreement. Alsius will be the surviving corporation in the Merger, becoming our wholly-owned subsidiary. Alsius is a privately-owned commercial-stage medical device company that develops, manufactures and sells proprietary, innovative products to precisely control patient temperatures in hospital critical care settings. Alsius markets its products to acute-care hospitals and critical care physicians through its direct sales force in the United States and independent distributors in international markets. It has FDA clearance to market its products in the United States for fever control in certain neuro-intensive care patients and temperature management in cardiac and neurosurgery patients, and is exploring ways to obtain clearance for cardiac arrest. It has broader clearance to market its products in Europe, Canada and Australia than in the United States, including clearance for cardiac arrest, and is in the process of obtaining clearances to sell its products in China, Japan and other Asian countries.

Pursuant to the Agreement, as amended in February 2007, certain of the shareholders of Alsius, in exchange for all of the capital stock and unsecured convertible promissory notes of Alsius outstanding immediately prior to the Merger, will receive 8,000,000 shares of our common stock. In addition, if the Alsius meets certain revenue targets in subsequent years, we will issue up to 6,000,000 more shares of stock to the Alsius shareholders. 10% of the common stock being issued at the time of the Merger will be placed into escrow to secure our indemnity rights under the Agreement and will be governed by the terms of an Escrow Agreement.

For a more complete discussion of our proposed business combination, see our Current Report on Form 8-K dated October 4, 2006 and filed with the SEC on the same day, our Current Report on Form 8-K dated February 23, 2007 and filed with the SEC on March 14, 2007 and our Preliminary Proxy Statement filed with the SEC on January 16, 2007.

We expect that the transaction will be consummated shortly after our special meeting of stockholders to approve the transaction. The date of this meeting is still to be determined but we expect to hold it early in the second quarter of 2007. However, as described below, if we do not complete the business combination by August 23, 2007, we will be forced to dissolve and liquidate.

Opportunity for stockholder approval of business combination

We agreed to submit the Alsius transaction to our stockholders for approval, even though the nature of the merger is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of our business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of Alsius’ operations and audited historical financial statements of Alsius.

In connection with the vote required for our business combination, our initial stockholders (“Founders”) have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering (“Founder Shares”) in accordance with the vote of the majority of the shares of our common stock sold in such offering (“IPO Shares”). This voting arrangement shall not apply to any shares included in units purchased by our Founders in our initial public offering or purchased by them after such offering in the open market. We will consummate our business combination with Alsius only if a majority of the IPO Shares present at the meeting are voted in favor of the business combination and stockholders holding less than 20% of the IPO Shares exercise their conversion rights.

Conversion rights

At the time we seek stockholder approval of our business combination with Alsius, we will offer the holders of IPO Shares the right to have such shares converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of two business days prior to the consummation of the business combination, divided by the total number of IPO Shares. As of December 31, 2006, the per-share conversion price would have been approximately $5.57. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. We will not complete any business combination if stockholders owning 20% or more of the IPO Shares exercise their conversion rights. Holders of IPO Shares who convert their stock into their share of the trust fund still have the right to exercise any warrants they continue to hold that they purchased as part of the units.

Liquidation if no business combination

We are required to complete the business combination with Alsius by August 23, 2007. Otherwise, our charter compels us to dissolve and distribute all of our assets. Accordingly, if the Alsius transaction is not consummated by August 23, 2007, we anticipate that, promptly after such date, the following will occur:

•

our board of directors will convene and adopt a specific plan of dissolution and liquidation, which it will then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of dissolution and liquidation as well as the board’s recommendation of such plan;

•	we will promptly file our preliminary proxy statement with the Securities and Exchange Commission;

•

if the Securities and Exchange Commission does not review the preliminary proxy statement, then, 10 days following the filing of such preliminary proxy statement, we will mail the definitive proxy statement to our stockholders, and, 10-20 days following the mailing of such definitive proxy statement, we will convene a meeting of our stockholders, at which they will vote on our plan of dissolution and liquidation; and

•

if the Securities and Exchange Commission does review the preliminary proxy statement, we currently estimate that we will receive their comments 30 days after the filing of such proxy statement. We would then mail the definite proxy statement to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our stockholders at which they will vote on our plan of dissolution and liquidation.

We expect that all costs associated with the implementation and completion of our plan of dissolution and liquidation will be funded by any remaining net assets not held in the trust account, although we cannot assure you that there will be sufficient funds for such purpose. If such funds are insufficient, we anticipate that our management will advance us the funds necessary to complete such dissolution and liquidation (currently anticipated to be no more than approximately $50,000) and not seek reimbursement thereof.

Upon our dissolution, we will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. The Founders have waived their rights to participate in any liquidation distribution with respect to their Founder Shares. There will be no distribution from the trust fund with respect to our warrants. Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our stockholders.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust fund, the per-share liquidation price as of December 31, 2006 would have been approximately $5.57. However, the proceeds deposited in the trust fund could become subject to the claims of our creditors which could be prior to the claims of our public stockholders. If we liquidate prior to the consummation of a business combination, Paul A. Brooke, chairman of the board and chief executive officer, and Eric M. Hecht, president, chief financial officer and a director, will be personally liable to pay debts and obligations to vendors and other entities that are owed money by us for services rendered or products sold to us, or to any target business, to the extent such creditors bring claims that would otherwise require payment from moneys in the trust account. Because we had most vendors and service providers that we engaged and owe money to, and prospective target businesses we had negotiated with, waive any right, title, interest or claim of any kind they may have had in or to any monies held in the trust account, we believe the likelihood of Messrs. Brooke and Hecht having to pay any such debts and obligations is minimal. Nevertheless, we cannot assure you that the creditor’s waivers will be uphold, nor can we assure you that Messrs. Brooke and Hecht will be able to satisfy any resulting claim. Thus, we cannot state with certainty that the quoted per-share distribution from the trust fund, if we liquidate, will not be reduced due to the claims of creditors.

We will not liquidate the trust account unless and until our stockholders approve our plan of dissolution and liquidation. Accordingly, the above-referenced procedures may result in substantial delays in our liquidation and the distribution to our public stockholders of the funds in our trust account and any remaining net assets as part of our plan of dissolution and liquidation.

Competition

If we succeed in effecting the business combination with Alsius, there will be intense competition from competitors of Alsius. For a more complete discussion of the risks that will be applicable to us following the business combination with Alsius, see our filings referred to above under “Recent Developments.” We cannot assure you that, subsequent to our business combination, we will have the resources or ability to compete effectively.

Government Regulations

In connection with the anticipated business combination with Alsius, we will face additional government regulation. For a more complete discussion of the government regulations we will face, see our filings referred to above under “Recent Developments”.

Employees

We have three executive officers, all of whom are members of our board of directors. These individuals are not obligated to contribute any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they devote will vary based on the demands of closing the business combination with Alsius. We do not intend to have any full time employees prior to the consummation of the transaction.

Risks associated with our business

In addition to other information included in this report, you should consider all the risks relating to our operations following the business combination with Alsius, described in our filings referred to above under “Recent Developments.” You should also consider the following factors in evaluating our business and future prospects.

General

If we are unable to complete the business combination with Alsius and are forced to dissolve and liquidate, third parties may bring claims against us and, as a result, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders could be less than $5.57 per share.

If we are unable to complete the business combination with Alsius by August 23, 2007 and are forced to dissolve and liquidate, third parties may bring claims against us. Although we have obtained waiver agreements from most of the vendors and service providers we have engaged and owe money to, and prospective target businesses we have negotiated with, whereby such parties have waived any right, title, interest or claim of any kind they may have in or to any monies held in the trust fund, there is no guarantee that they will not seek recourse against the trust fund notwithstanding such agreements. Furthermore, there is no guarantee that a court will uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy or other claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $5.57 per share.

If we do not consummate the business combination with Alsius by August 23, 2007 and are forced to dissolve and liquidate, payments from the trust account to our public stockholders may be delayed.

If we do not consummate the business combination with Alsius by August 23, 2007, we will dissolve and liquidate. Accordingly, if the Alsius transaction is not consummated by August 23, 2007, we anticipate that, promptly after such date, the following will occur:

•

our board of directors will convene and adopt a specific plan of dissolution and liquidation, which it will then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of dissolution and liquidation as well as the board’s recommendation of such plan;

•	we will promptly file our preliminary proxy statement with the Securities and Exchange Commission;

•

if the Securities and Exchange Commission does not review the preliminary proxy statement, then, 10 days following the filing of such preliminary proxy statement, we will mail the definitive proxy statement to our stockholders, and, 10-20 days following the mailing of such definitive proxy statement, we will convene a meeting of our stockholders, at which they will vote on our plan of dissolution and liquidation; and

•

if the Securities and Exchange Commission does review the preliminary proxy statement, we currently estimate that we will receive their comments 30 days after the filing of such proxy statement. We would then mail the definite proxy statement to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our stockholders at which they will vote on our plan of dissolution and liquidation.

We expect that all costs associated with the implementation and completion of our plan of dissolution and liquidation will be funded by any remaining net assets not held in the trust account, although we cannot assure you that there will be sufficient funds for such purpose. If such funds are insufficient, we anticipate that our management will advance us the funds necessary to complete such dissolution and liquidation (currently anticipated to be no more than approximately $50,000) and not seek reimbursement thereof.

We will not liquidate the trust account unless and until our stockholders approve our plan of dissolution and liquidation. Accordingly, the foregoing procedures may result in substantial delays in our liquidation and the distribution to our public stockholders of the funds in our trust account and any remaining net assets as part of our plan of dissolution and liquidation.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

If we are unable to complete the business combination with Alsius, we will dissolve and liquidate pursuant to Section 275 of the DGCL. Under Sections 280 through 282 of the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. Pursuant to Section 280, if the corporation complies with certain procedures intended to ensure that it makes reasonable provisions for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of a stockholder with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Although we will seek stockholder approval to liquidate the trust account to our public stockholders as part of our plan of dissolution and liquidation, we will seek to conclude this process as soon as possible and as a result do not intend to comply with those procedures. Because we will not be complying with those procedures, we are required, pursuant to Section 281 of the DGCL, to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, any distributions received by stockholders in our dissolution might be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders in our dissolution. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders as soon as possible after our dissolution, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors and/or complying with certain provisions of the DGCL with respect to our dissolution and liquidation. We cannot assure you that claims will not be brought against us for these reasons.

You will not be able to exercise your warrants if we don’t have an effective registration statement in place when you desire to do so.

No warrants will be exercisable, and we will not be obligated to issue shares of common stock upon exercise of warrants by a holder unless, at the time of such exercise, we have a registration statement under the Securities Act of 1933, as amended, in effect covering the shares of common stock issuable upon the exercise of the warrants and a current prospectus relating to that common stock. We have agreed to use our best efforts to have a registration statement in effect covering shares of common stock issuable upon exercise of the warrants from the date the warrants become exercisable and to maintain a current prospectus relating to that common stock until the warrants expire or are redeemed. However, we cannot assure you that we will be able to do so. Additionally, we have no obligation to settle the warrants for cash in the absence of an effective registration statement or under any other circumstances. The warrants may be deprived of any value and the market for the warrants may be limited if there is no registration statement in effect covering the shares of common stock issuable upon the exercise of the warrants or the prospectus relating to the common stock issuable upon the exercise of the warrants is not current. If the warrants expire worthless, this would mean that a person who paid $6.00 for a unit in our IPO and who did not sell the warrants included in the unit would have effectively paid $6.00 for one share of our common stock.

Risks associated with the proposed merger

There will be a substantial number of shares of our common stock issued in the merger with Alsius that may increase the volume of common stock available for sale in the open market in the future and may cause a decline in the market price of our common stock.

The consideration to be issued in the merger to the Alsius stockholders will include 8,000,000 shares of our common stock that will be issued at the closing and up to 6,000,000 shares that may be issued based on the revenue milestones for 2007, 2008 and 2009. Pursuant to the merger agreement, and subject to the provisions of Rule 144 under the Securities Act of 1933, the shares to be issued in the merger are restricted and will not be publicly saleable for a period of one year following the consummation of the merger. Beginning one year after the closing and subject to the volume limitations and other provisions of Rule 144, one-half of the shares to be issued to each security holder of Alsius may be sold in the public market. The remaining shares of our common stock may be sold in the public market after eighteen (18) months following the closing. Because the restrictions imposed by the merger agreement are in addition to those imposed by law, including Rule 144, any amount of sales allowed pursuant to the provisions of the merger agreement would be limited to the amount saleable pursuant to Rule 144 if the latter amount is the lower of the two. As a result, for the allowable sales, the presence of such additional shares eligible for trading in the public market may have an adverse effect on the market price of our common stock.

Our outstanding warrants may be exercised in the future, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Outstanding redeemable warrants to purchase an aggregate of 17,698,200 shares of common stock issued in our initial public offering will become exercisable after the consummation of the merger. These will be exercised only if the $5.00 per share exercise price is below the market price of our common stock. To the extent they are exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of such shares.

Our working capital will be reduced if our stockholders exercise their right to convert their shares into cash. This would reduce our cash reserve after the merger.

Pursuant to our certificate of incorporation, holders of shares issued in our initial public offering may vote against the merger and demand that we convert their shares, calculated as of two business days prior to the anticipated consummation of the merger, into a pro rata share of the trust account where a substantial portion of the net proceeds of the initial public offering are held. We and Alsius will not consummate the merger if holders of 1,769,820 or more shares of common stock issued in our initial public offering exercise these conversion rights. To the extent the merger is consummated and holders have demanded to so convert their shares, there will be a corresponding reduction in the amount of funds available to the combined company following the merger. As December 31, 2006, assuming the merger is consummated, the maximum amount of funds that could be disbursed to our stockholders upon the exercise of their conversion rights is approximately $9,865,922, or approximately 20% of the funds held in the trust account. Any payment upon exercise of conversion rights will reduce our cash after the merger, which may limit our ability to implement our business plan.

If our stockholders fail to vote or abstain from voting on the merger with Alsius, or fail to deliver their shares to our transfer agent, they may not exercise their conversion rights to convert their shares of our common stock into a pro rata portion of the trust account.

Our stockholders holding shares of stock issued in our initial public offering who affirmatively vote against the merger with Alsius may, at the same time, demand that we convert their shares into a pro rata portion of the trust account, calculated as of two business days prior to the anticipated consummation of the merger. Our stockholders who seek to exercise this conversion right must affirmatively vote against the merger and deliver their shares (either physically or electronically) to our transfer agent prior to the meeting. Any stockholder who fails to vote or who abstains from voting on the merger, or who fails to deliver his shares, may not exercise his conversion rights and will not receive a pro rata portion of the trust account for conversion of his shares.

If we are unable to obtain a listing of our securities on Nasdaq or any stock exchange, it may be more difficult for our stockholders to sell their securities.

Our units, common stock and warrants are currently traded in the over-the-counter market and quoted on the OTCBB. We have applied for listing on Nasdaq. Generally, Nasdaq requires that a company applying for listing on the Nasdaq Capital Market have stockholders’ equity of not less than $5.0 million or a market value of listed securities of $50 million or net income from continuing operations of not less than $750,000, at least 1,000,000 publicly held shares, and a minimum bid price of $4.00 with over 300 round lot shareholders. There is no assurance that such listing will be obtained and listing is not a condition to closing the merger.

Our ability to request indemnification from Alsius for damages arising out of the merger is limited to those claims where damages exceed $250,000 and are only indemnifiable to the extent that damages exceed $250,000.

At the closing of the merger, 10% of the 8,000,000 shares of common stock to be issued to the Alsius stockholders as merger consideration upon consummation of the merger will be deposited in escrow as the sole remedy for the obligation of the Alsius stockholders to indemnify and hold us harmless for any damages, whether as a result of any third party claim or otherwise, and which arise as a result of or in connection with the breach of representations and warranties and agreements and covenants of Alsius. Claims for indemnification may only be asserted by us once the damages exceed $250,000 and are indemnifiable only to the extent that damages exceed $250,000. Accordingly, it is possible that we will not be entitled to indemnification even if Alsius is found to have breached its representations and warranties contained in the merger agreement if such breach would only result in damages to us of less than $250,000.

Our current directors and executive officers own shares of common stock and warrants that will be worthless if the merger is not approved and have other interests in the consummation of the transaction. Consequently, they may have a conflict of interest in determining whether particular changes to the terms of the business combination with Alsius or waivers of conditions are appropriate.

All of our officers and directors beneficially own common stock that they purchased prior to our IPO. Additionally, such persons purchased 1,250,000 warrants in the public market after our IPO. Our executives and directors and their affiliates are not entitled to receive any of the cash proceeds that may be distributed upon our liquidation with respect to shares they acquired prior to our initial public offering. Therefore, if the merger is not approved and we are forced to liquidate, such shares held by such persons will be worthless, as will the warrants, In addition, if we liquidate prior to the consummation of a business combination, Paul A. Brooke, our chairman of the board and chief executive officer, and Eric M. Hecht, our president, chief financial officer and a director, will be personally liable to pay the debts and obligations, if any, to vendors and other entities that are owed money by us for services rendered or products sold to us, or to any target business, to the extent such creditors bring claims that would otherwise require payment from moneys in the trust account. Furthermore, upon consummation of the merger, Messrs. Brooke and Hecht will continue as non-employee directors of Ithaka and as such will receive an annual cash fee of $15,000 and an additional fee of $1,500 for meetings they attend. As non-employee directors, Messrs. Brooke and Hecht will also be granted options to acquire 25,000 shares of our common stock upon consummation of the merger and will be granted options to acquire 7,500 shares of our common stock on the first business day following each annual meeting of stockholders if they continue to serve as a director following such meeting. Additionally, as a result of Mr. Brooke having been a Venture Partner of MPM Capital, he has an approximate 1.74% profit interest in the investments of the MPM funds in Alsius, which presently is, and immediately following the merger will be, without value. He also has a 1.76% ownership interest in MPM Asset Management Investors 2000B LLC (which has less than a 0.52% interest in our shares that the Alsius shareholders and noteholders will receive in the merger).

These personal and financial interests of our directors and officers may have influenced their decision to approve our business combination with Alsius. In considering the recommendations of our board of directors to vote for the merger proposal and other proposals, you should consider these interests. Additionally, the exercise of our directors’ and officers’ discretion in agreeing to changes or waivers in the terms of the business combination may result in a conflict of interest when determining whether such changes to the terms of the business combination or waivers of conditions are appropriate and in our stockholders’ best interest.

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

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2007:
First Quarter (through March 16th)	6.69	6.30	5.52	5.40	0.58	0.41
2006:
First Quarter	6.72	5.93	5.42	5.10	0.73	0.42
Second Quarter	6.85	6.10	5.49	5.25	0.77	0.47
Third Quarter	6.35	5.90	5.34	5.25	0.51	0.34
Fourth Quarter	6.75	5.90	5.50	5.33	0.60	0.34
2005:
Third Quarter (commencing August 18th)	6.10	6.00	5.07	5.05	0.55	0.45
Fourth Quarter	6.07	5.69	5.13	5.00	0.53	0.34

Holders

As of March 16, 2007, there was one holder of record of our units, five holders of record of our common stock and one holder of record of our warrants.

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

We paid a total of $3,716,622 in underwriting discounts and commissions and approximately $1,055,468 for other costs and expenses related to the offering, including $510,000 for the underwriters’ non-accountable expense allowance of 1% of the gross proceeds. After deducting the underwriting discounts and commissions and the other offering expenses, the total net proceeds to us from the offering were approximately $48,323,000, of which $46,997,978 was deposited into the trust account and the remaining proceeds of approximately $1,325,000 became available to be used to search for potential target businesses, conduct business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $2,331,632 in interest through December 31, 2006.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Plan of Operations

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

For the year ended December 31, 2006, we had a net income of $206,631 derived from interest and dividend income of $1,406,370 (net of deferred interest and dividend income) offset by $146,947 for federal and state income taxes, $105,491 for officer liability insurance, $517,696 for professional fees, $61,263 for travel and other expenses, $39,034 in Delaware franchise taxes, $25,000 in Florida intangible taxes, $15,598 for transfer agent fees, $231,091 for printing costs and $57,619 for other operating expenses.

For the period from April 4, 2005 (inception) to December 31, 2005, we had a net income of $165,779 derived from interest income of $489,418 (net of deferred interest) offset by $29,699 in Delaware franchise taxes, $39,595 for officer liability insurance, $11,188 for marketing and advertising expenses, $63,993 for professional fees, $100,020 for federal and state income taxes, $46,700 for travel and other expenses, $6,997 for transfer agent fees and $25,447 for other operating expenses.

On August 23, 2005, we closed our initial public offering of 8,849,100 units with each unit consisting of one share of our common stock and two warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 commencing upon the completion of a business combination. The warrants will be redeemable, at our option, with the prior consent of EarlyBirdCapital, Inc., the representative of the underwriters in the initial public offering, at a price of $.01 per warrant upon 30 days’ notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. No warrants will be exercisable and we will not be obligated to issue shares of common stock unless, at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of our warrant agreement, as amended, we have agreed to use ours best efforts to meet these conditions and to maintain a current prospectus relating to common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that it will be able to do so. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, we will not be required to net cash settle or cash settle the warrant exercise. Accordingly, the warrants may have no value, the market for the warrants may be limited and the warrants may expire worthless. If the warrants expire worthless, this would mean that a person who paid $6.00 for a unit in our initial public and who did not sell the warrants included in the unit would have effectively paid $6.00 for one share of our common stock. Because the warrants will not be exercisable without an effective registration statement covering the shares underlying the warrants, we will not call the warrants for redemption unless there is an effective registration statement in place.

The initial public offering generated gross proceeds of $53,094,600. After deducting underwriting discounts and commissions and costs and expenses related to the offering, $46,997,978 of the net proceeds of our initial public offering were placed in trust, while the remaining net proceeds of $1,324,532 were set aside to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. At December 31, 2006, we had cash outside of the trust fund of $135,365 and total liabilities of $571,262, leaving us with negative working capital of $435,879. To the extent that our capital stock is used as consideration to effect the business combination with Alsius, the proceeds held in the trust fund as well as any other available cash will be used to finance Alsius’ operations.

Pursuant to an arrangement with one of our stockholders, we pay this stockholder $3,500 per month for the use of office space. In April 2005, our directors advanced an aggregate of $100,000 to us,

on a non-interest bearing basis, for payment of offering expenses on our behalf. These amounts were repaid in August 2005 out of proceeds of our initial public offering.

In connection with our initial public offering, we issued an option, for $100, to EarlyBirdCapital to purchase 425,000 units at an exercise price of $7.50 per unit, with each unit consisting of one share of common stock and two warrants. The warrants underlying such units are exercisable at $7.25 per share. We accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity. We estimated that the fair value of this option was approximately $935,000 ($2.20 per Unit) using a Black-Scholes option-pricing model. The fair value of the option granted to EarlyBirdCapital was estimated as of the date of grant using the following assumptions: (1) expected volatility of 44.5%, (2) risk-free interest rate of 3.8% and (3) expected life of 5 years. The option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash.

As indicated in the accompanying financial statements, we are assuming that we will continue as a going concern. As discussed elsewhere, however, we must consummate the business acquisition with Alsius by August 23, 2007 or else we are required to liquidate and dissolve the corporation. The financial statements do not reflect this contingency.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Paul A. Brooke	60	Chairman of the Board and Chief Executive Officer
Eric Hecht	46	President, Chief Financial Officer and Director
John M. Glazer	41	Chief Operating Officer, Secretary and Director

Paul A. Brooke has served as our chairman of the board and chief executive officer since our inception. Mr. Brooke has served as a managing member of PMSV Holdings, LLC, a private investment firm, since 1993. He also served as a venture partner of MPM Capital, a venture capital firm specializing in the healthcare industry, from 1997 to 2006. Mr. Brooke has also served as an advisory director for Morgan Stanley & Co., Inc. since April 2000. From March 1999 to May 2000, Mr. Brooke served as a Managing Director of Tiger Management LLC, a money management hedge fund. From March 1983 to March 1999, he served as a Managing Director and the Global Head of Healthcare Research and Strategy at Morgan Stanley. Mr. Brooke is also a director of the following public companies:

•

Incyte Corporation, a Nasdaq National Market listed company that is focused on the discovery and development of novel, small molecule drugs to treat major medical conditions, including infection with human immunodeficiency virus, or HIV, inflammatory disorders, cancer and diabetes;

•	Emdeon Corporation, a Nasdaq National Market listed company that provides various types of healthcare information services and technology solutions and products; and

•

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2006, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

In September 2005, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Requests for copies of our code of ethics should be sent in writing to Ithaka Acquisition Corp., 100 South Pointe Drive, 23rd Floor, Miami, Florida 33139, Attn: Corporate Secretary.

Corporate Governance

We currently do not have audit or nominating committees. Upon consummation of our proposed business combination with Alsius, we will form such committees. For a complete discussion of our corporate governance following the proposed business combination, see our filings referred to above under “Recent Developments.”

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

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of March 19, 2007 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class
Paul A. Brooke	956,250	(2)	8.7%
Eric Hecht	956,250	(3)	8.7%
John M. Glazer	212,500	(4)	1.9%
The Baupost Group, L.L.C. (5)	1,069,000	(6)	9.7%
Weiss Asset Management, LLC(7)	858,868	(8)	7.8%
Cheyne Capital Management Limited(9)	685,000	(10)	6.2%
P. Schoenfeld Asset Management LLC(11)	600,000	(12)	5.5%
Fir Tree, Inc.(13)	535,500	(14)	4.9%
All directors and executive officers as a group (three individuals)	2,125,000	(15)	19.4%

(1)	Unless otherwise indicated, the business address of each of the following is 100 South Pointe Drive, 23rd Floor, Miami, Florida 33139.

(2)	Includes 717,188 shares of common stock held by PMSV Holdings LLC, an entity that Mr. Brooke controls. Does not include 553,750 shares of common stock issuable upon exercise of warrants held by Mr. Brooke that are not currently exercisable and will not become exercisable within 60 days.

(3)	Does not include 553,750 shares of common stock issuable upon exercise of warrants held by Mr. Hecht that are not currently exercisable and will not become exercisable within 60 days.

(4)	Does not include 142,500 shares of common stock issuable upon exercise of warrants held by Mr. Glazer that are not currently exercisable and will not become exercisable within 60 days.

(5)	The business address of The Baupost Group, L.L.C. is 10 St. James Avenue, Suite 2000, Boston, Massachusetts 02116.

(6)	Represents 1,069,000 shares of common stock held by The Baupost Group, L.L.C (“Baupost”). Seth A. Klarman is the sole director of the SAK Corporation, the manager of Baupost and a controlling person of Baupost. The foregoing information was derived from a Schedule 13G filed with the SEC on February 13, 2007.

(7)	The business address of Weiss Asset Management, LLC is 29 Commonwealth Avenue, 10th Floor, Boston, Massachusetts 02116.

(8)	Represents (i) 616,765 shares of common stock held by Weiss Asset Management, LLC and (ii) 242,103 shares of common stock held by Weiss Capital, LLC. Andrew M. Weiss, Ph.D., is the managing member of both Weiss Asset Management, LLC and Weiss Capital, LLC. The foregoing information was derived from a Schedule 13G filed with the SEC on February 9, 2007.

(9)	The business address of Cheyne Capital Management Limited is Stonoway House, 13 Cleveland Row, London SW1A 3DH, England.

(10)	Represents 685,000 shares of common stock held by Cheyne Capital Management Limited, which, as the investment manager of the Cheyne Fund L.P. and the Cheyne Leveraged Fund, exercises sole voting and dispositive power over these shares. The foregoing information was derived from an amendment to Schedule 13G filed with the SEC on February 14, 2007.

(11)	The business address of P. Schoenfeld Asset Management LLC is 1350 Avenue of the Americas, 21st Floor, New York, New York 10019.

(12)	Represents 600,000 shares of common stock held by P. Schoenfeld Asset Management LLC (“PSAM”). Peter M. Schoenfeld is the managing member of PSAM. The foregoing information was derived from a Schedule 13G filed with the SEC on February 9, 2007.

(13)	The business address of Fir Tree, Inc. is 535 Fifth Avenue, 31st Floor, New York, New York 10017.

(14)	Represents 535,000 shares of common stock held by Sapling, LLC. Fir Tree, Inc. is the investment manager of Sapling, LLC. The foregoing information was derived from an amendment to a Schedule 13G filed with the SEC on February 14, 2007.

(15)	Does not include 1,250,000 shares of common stock issuable upon exercise of warrants held by our officers and directors that are not currently exercisable and will not become exercisable within 60 days.

All 2,125,000 shares of our outstanding common stock owned by our Founders prior to our initial public offering have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, pursuant to an escrow agreement described below.

Paul A. Brooke, Eric Hecht and John M. Glazer may be deemed to be our “parents” and “promoters,” as these terms are defined under the Federal securities laws.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

•	August 17, 2008;

•	our liquidation; or

•

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

We also entered into a registration rights agreement with the Founders pursuant to which the holders of the majority of the Founders Shares will be entitled to make up to two demands that we register these shares pursuant to an agreement to be signed prior to or on the date of this prospectus. The holders of the majority of these shares may elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Each of our Founders also entered into a letter agreement with us and EarlyBirdCapital pursuant to which, among other things:

•	each agreed to vote all Founder Shares owned by him in accordance with the majority of the IPO Shares if we solicit approval of our stockholders for a business combination;

•

if we fail to consummate a business combination by February 23, 2007 (or by August 23, 2007 under certain limited circumstances), each agreed to take all reasonable actions within his power to cause us to liquidate as soon as reasonably practicable;

•	each waived any and all rights he may have to receive any distribution of cash, property or other assets as a result of such liquidation with respect to his Founder Shares;

•

each agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire an operating business, until the earlier of our consummation of a business combination, our liquidation or until such time as he ceases to be an officer or director of ours, subject to any pre-existing fiduciary obligations he might have;

•

each agreed that we could not consummate any business combination which involves a company which is affiliated with any of the Founders unless we obtain an opinion from an independent investment banking firm reasonably acceptable to EarlyBirdCapital that the business combination is fair to our stockholders from a financial perspective;

•	each agreed that he and his affiliates will not be entitled to receive and will not accept any compensation for services rendered to us prior to the consummation of our business combination; and

•	each agreed that he and his affiliates will not be entitled to receive or accept a finder’s fee or any other compensation in the event he or his affiliates originate a business combination.

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

Independence of Directors

In anticipation of being listed on the Nasdaq Capital Market, we will adhere to the rules of Nasdaq in determining whether a director is independent. Our board of directors also will consult with our counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The Nasdaq listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment. Nasdaq requires that a majority of the board of directors be independent. Currently, we have no independent directors.

ITEM 13.	EXHIBITS

(a)	The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Certificate of Incorporation. (1)

3.2	By-laws. (1)

4.1	Specimen Unit Certificate. (1)

4.2	Specimen Common Stock Certificate. (1)

4.3	Specimen Warrant Certificate. (1)

4.4	Form of Unit Purchase Option granted to EarlyBirdCapital, Inc. (1)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.1	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Paul A. Brooke (1)

10.2	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Eric Hecht (1)

10.3	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and John M. Glazer (1)

10.4	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and PMSV Holdings, LLC (1)

10.5	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.6	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Founders. (1)

10.7	Promissory Note, dated April 21, 2005, issued to each of Paul A. Brooke, Eric Hecht and John M. Glazer. (1)

10.8	Registration Rights Agreement among the Registrant and the Founders. (1)

10.9	Form of Warrant Purchase Agreements among EarlyBirdCapital, Inc. and each of Paul A. Brooke, Eric Hecht and John M. Glazer. (1)

10.10	Agreement and Plan of Merger, dated October 3, 2006, by and among Ithaka Acquisition Corp., Alsius Corporation, and certain signing shareholders of Alsius Corporation. (2)

10.11	Form of 2006 Equity Incentive Plan. (2)

10.12	Warrant Clarification Agreement, dated October 19, 2006, by and between Ithaka Acquisition Corp. and Continental Stock Transfer & Trust Company. (3)

10.13	Form of Unit Purchase Option, dated October 19, 2006. (3)

10.14	Form of Lock-Up Agreement. (4)

10.15	Form of Escrow Agreement by and among Ithaka Acquisition Corp., Kurt Wheeler and Wende Hutton, as representatives of former shareholders and noteholders of Alsius Corporation, and Continental Stock Transfer & Trust Company. (4)

10.16	Amendment, dated March 24, 2006, to Investment Management Trust Agreement, dated August 17, 2005, between Ithaka Acquisition Corp. and Continental Stock Transfer & Trust Company. (5)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-124521).

(2)	Incorporated by reference to the Registrant’s Preliminary Proxy Statement on Schedule 14A filed with the SEC on January 16, 2007.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated October 20, 2006.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated October 4, 2006.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 27, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Goldstein Golub Kessler LLP (“GGK”) acts as our principal accountant. Through September 30, 2005, GGK had a continuing relationship with American Express Tax and Business Services Inc. (“TBS”) from which it leased auditing staff who are full time, permanent employees of TBS and through which its partners provided non-audit services. Subsequent to September 30, 2005, this relationship ceased and the firm established a similar relationship RSM McGladrey, Inc. (“RSM”). As a result of this arrangement, GGK has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid or to be paid to GGK and RSM for services rendered.

Audit Fees

During the fiscal year ended December 31, 2006, we paid our principal accountant $16,000 for the services they performed in connection with preparing our Quarterly Reports on Form 10-QSB. In addition, we expect to pay approximately $20,000 in connection with the December 31, 2006 audit and Annual Report on Form 10-KSB.

During the fiscal year ended December 31, 2005, we paid our principal accountant $33,000, representing $28,000 for the services they performed in connection with our initial public offering and $5,000 in connection with the review of our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005. In addition, we paid $13,500 in connection with the December 31, 2005 audit and Annual Report on Form 10-KSB.

Audit-Related Fees

During 2005 and 2006, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During 2005 and 2006, fees billed in connection with tax return preparation and tax consulting amounted to $0 and $4,150, respectively.

All Other Fees

During 2005 and 2006, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee. However, our board of directors has approved the services described above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Ithaka Acquisition Corp.

We have audited the accompanying balance sheets of Ithaka Acquisition Corp. (a corporation in the development stage) as of December 31, 2006 and 2005, the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2006, the period from April 4, 2005 (inception) to December 31, 2005 and the cumulative period from April 4, 2005 (inception) to December 31, 2006. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of Ithaka Acquisition Corp. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended December 31, 2006, the period from April 4, 2005 (inception) to December 31, 2005 and the cumulative period from April 4, 2005 to December 31, 2006 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Ithaka Acquisition Corp. will continue as a going concern. As discussed in Note 1 to the financial statements, Ithaka Acquisition Corp. will face mandatory liquidation by August 23, 2007 if a business combination is not consummated, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GOLDSTEIN GOLUB KESSLER LLP

New York, New York

March 16, 2007

Ithaka Acquisition Corp.

(a corporation in the development stage)

Balance Sheets

	December 31, 2006	December 31, 2005
Assets
Current assets:
Cash	$135,365	$1,087,359
Investments held in Trust Fund (Note 1)	49,329,610	47,608,849
Prepaid expenses	4,913	117,908

Total current assets	49,469,888	48,814,116
Deferred tax assets, net	287,485	118,244

Total assets	$49,757,373	$48,932,360

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$458,885	$48,892
Income and franchise taxes payable	112,377	247,963
Deferred interest and dividends	466,091	122,116

Total current liabilities	1,037,353	418,971

Common stock, subject to possible conversion, 1,768,935 shares at conversion value (Note 1)	9,394,896	9,394,896

Commitment (Note 5)
Stockholders’ equity (Notes 1 and 2)
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued
Common stock, $.0001 par value
Authorized 35,000,000 shares
Issued and outstanding 10,974,100 shares (which includes 1,768,935 subject to possible conversion)	1,098	1,098
Additional paid-in capital	38,951,616	38,951,616
Earnings accumulated during the development stage	372,410	165,779

Total stockholders’ equity	39,325,124	39,118,493

Total liabilities and stockholders’ equity	$49,757,373	$48,932,360

The accompanying notes should be read in conjunction with the financial statements.

Ithaka Acquisition Corp.

(a corporation in the development stage)

Statements of Operations

	For the Year Ended December 31, 2006	Period from April 4, 2005 (inception) to December 31, 2005	Period from April 4, 2005 (inception) to December 31, 2006
Expenses:
Formation and operating costs	$1,052,792	$223,619	$1,276,411

Operating loss for the period	(1,052,792)	(223,619)	(1,276,411)

Interest and dividend income	1,406,370	489,418	1,895,788

Income before provision for income tax	353,578	265,799	619,377

Provision for income taxes	146,947	100,020	246,967

Net income	$206,631	$165,779	$372,410

Net income per share basic and diluted	$.02	$.03

Weighted average shares outstanding	10,974,100	6,349,663

The accompanying notes should be read in conjunction with the financial statements

Ithaka Acquisition Corp.

(a corporation in the development stage)

Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Earnings accumulated during the developmental stage	Total
	Shares	Amount
Sale of 2,125,000 shares of common stock to initial stockholders on April 4, 2005 at $0.01176 per share	2,125,000	$213	$24,787	$—	$25,000
Sale of 8,849,100 units, net of underwriters’ discount and offering expenses (includes 1,768,935 shares subject to possible conversion)	8,849,100	885	48,321,625	—	48,322,510
Proceeds subject to possible conversion of 1,768,935 shares	—	—	(9,394,896)	—	(9,394,896)
Proceeds from issuance of option	—	—	100	—	100
Net income for the period	—	—	—	165,779	165,779

Balance, December 31, 2005	10,974,100	$1,098	$38,951,616	$165,779	$39,118,493
Net income for the period	—	—	—	206,631	206,631

Balance, December 31, 2006	10,974,100	$1,098	$38,951,616	$372,410	$39,325,124

The accompanying notes should be read in conjunction with the financial statements

Ithaka Acquisition Corp.

(a corporation in the development stage)

Statements of Cash Flows

	For the Year Ended December 31, 2006	April 4, 2005 (inception) to December 31, 2005	April 4, 2005 (inception) to December 31, 2006
Cash Flows from Operating Activities
Net income	$206,631	$165,779	$372,410
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investments held in trust	(1,720,761)	(610,871)	(2,331,632)
(Increase) decrease in prepaid expenses	112,995	(117,908)	(4,913)
Increase in deferred taxes assets, net	(169,241)	(118,244)	(287,485)
Increase (decrease) in income and franchise taxes payable	(135,586)	247,963	112,377
Increase in deferred interest	343,975	122,116	466,091
Increase in accounts payable and accrued expenses	409,993	48,892	458,885

Net cash used in operating activities	(951,994)	(262,273)	(1,214,267)

Cash Flows from Investing Activities
Investments placed in Trust Fund	—	(46,997,978)	(46,997,978)

Net cash used in investing activities	—	(46,997,978)	(46,997,978)

Cash Flows from Financing Activities
Gross proceeds of public offering	—	53,094,600	53,094,600
Proceeds from notes payable, stockholders	—	100,000	100,000
Proceeds from sale of shares of common stock	—	25,000	25,000
Proceeds from issuance of option	—	100	100
Principal payments on notes payable	—	(100,000)	(100,000)
Payment of costs of public offering	—	(4,772,090)	(4,772,090)

Net cash provided by financing activities	—	48,347,610	48,347,610

Net increase (decrease) in cash	(951,994)	1,087,359	135,365
Cash at beginning of the period	1,087,359	—	—

Cash at end of the period	$135,365	$1,087,359	$135,365

The accompanying notes should be read in conjunction with the financial statements

Ithaka Acquisition Corp.

(a corporation in the development stage)

Notes to Financial Statements

1. Organization and Business Operations

Ithaka Acquisition Corp. (the “Company”) was incorporated in Delaware on April 4, 2005 as a blank check company whose objective is to acquire an operating business in the healthcare industry.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective August 17, 2005. The Company consummated the offering on August 23, 2005 (Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, including the over-allotment option, an amount of $46,997,978 of the net proceeds was deposited in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less or, commencing in 2006, in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. In 2005 the Trust Account was invested in Treasury Bills. The Treasury Bills, which were classified as trading securities, were recorded at their market value at December 31, 2005. At December 31, 2006, the Trust Account was invested in money market funds. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company has signed a definitive agreement for the acquisition of a target business (see Note 8) and will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his/her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion and 19.99% of the related interest and dividends earned on the Trust Accounts has been classified as deferred interest and dividends in the accompanying December 31, 2006 and December 31, 2005 balance sheets.

The Company’s Certificate of Incorporation, as amended, provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. The Company has satisfied the extension criteria (see Note 8). There is no assurance that the Company will be able to successfully effect a Business Combination during this period. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements are prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the Warrants contained in the Units sold (Note 2).

The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents.

The Company maintains cash in bank deposit accounts which, at times, exceed federally insured limits. The Company has not experienced any losses on these accounts.

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as stock warrants and options. The effect of the 17,698,200 outstanding warrants, issued in connection with the initial public offering described in Note 2, has not been considered in the diluted earnings per share since the warrants are contingently exercisable and the effect of the 425,000 outstanding underwriter option units have not been considered since the market value of the units was less than the exercise price during the year ended December 31, 2006 and for the period ended December 31, 2005.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 will have a material effect on our financial condition or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2. Initial Public Offering

On August 23, 2005, the Company sold 8,500,000 units (“Units”) in the Offering. On September 20, 2005, the Company consummated the closing of an additional 349,100 Units which were subject to the over-allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Warrants will be redeemable, at the Company’s option, with the prior consent of EarlyBirdCapital, Inc., the representative of the underwriters in the Offering (“Representative”), at a price of

$.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. The warrant agreement governing the warrants, as amended, states that the warrants may expire unexercised or unredeemed and expire worthless if there is no effective registration statement and states that in no event would the Company be obligated to pay cash or other consideration to the holder of warrants or otherwise “net cash settle” any warrant exercise.

The Company paid the underwriters in the Offering an underwriting discount of 7% of the gross proceeds of the Offering and a non-accountable expense allowance of 1% of the gross proceeds of the Offering. In connection with this Offering, the Company also issued an option (“Option”), for $100, to the Representative to purchase 425,000 Units at an exercise price of $7.50 per Unit. The Company accounted for the fair value of the Option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the Option is approximately $935,000 ($2.20 per Unit) using a Black-Scholes option-pricing model. The fair value of the Option granted to the Representative is estimated as of the date of grant using the following assumptions: (1) expected volatility of 44.5%, (2) risk-free interest rate of 3.8% and (3) expected life of 5 years. The Option may be exercised for cash or on a "cashless" basis, at the holder’s option, such that the holder may use the appreciated value of the Option (the difference between the exercise prices of the Option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. In addition, the Warrants underlying such Units are exercisable at $7.25 per share. The unit purchase option agreement governing the Option, as amended, states that the option may expire unexercised or unredeemed and expire worthless if there is no effective registration statement and states that in no event would the Company be obligated to pay cash or otherwise “net cash settle” the Option or the Warrants underlying the Option.

3. Notes Payable, Stockholders

During 2005, the Company issued unsecured promissory notes in aggregate amount of $100,000 to three of the Initial Stockholders. The notes were non interest bearing and were paid from the net proceeds of the Offering.

4. Income Taxes

The Company’s provision for income taxes reflects the application of federal and state statutory rates to the Company’s net income before taxes.

	For the Year Ended December 31, 2006	Period from April 4, 2005 (inception) to December 31, 2005
Current
Federal	$222,171	$120,272
State	94,017	97,992

Total current	316,188	218,264

Deferred
Federal	(171,917)	(99,503)
State	2,676	(18,741)

Total deferred	(169,241)	(118,244)

Total provision	$146,947	$100,020

The deferred tax asset consists of the following:

	December 31, 2006	December 31, 2005
Interest income deferred for reporting purposes	$102,956	$45,916
Operating costs deferred for income tax purposes	214,969	72,328

	317,925	118,244
Valuation allowance	(30,440)	—

Deferred tax asset	$287,485	$118,244

The Company has recorded a valuation allowance of $30,440 for the state deferred tax asset whose recovery is not certain at this time.

The Company’s effective tax rate differs from the statutory Federal rate of 34% principally due to the following:

	For the Year Ended December 31, 2006	Period from April 4, 2005 (inception) to December 31, 2005
Federal statutory rate	34%	34%
State and local tax, net of Federal tax benefit	16	4
Increase in valuation allowance	9	—
Federal tax free interest income	(74)	—
Merger costs capitalizable for income tax purposes	53	—
Expenses allocated to tax free income	2	—
Other	2	—

Total	42%	38%

5. Commitment

Pursuant to letter agreements with the Company and the Representative, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

Pursuant to agreements with the Representative, the Initial Stockholders, in 2005, collectively purchased 1,250,000 Warrants at $0.51 per Warrant (for an aggregate purchase price of $637,500) in the public marketplace during the first 90 day period after separate trading of the Warrants commenced.

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

7. Common Stock

Effective June 2, 2005, the Company’s Board of Directors authorized a stock dividend of 0.0625 shares of common stock for each outstanding share of common stock. All references in the accompanying financial statements to the number of shares of stock have been retroactively restated to reflect this transaction.

At December 31, 2006 and December 31, 2005, 18,973,200 shares of common stock were reserved for issuance upon exercise of the Warrants and the Option.

8. Merger Agreement

On October 3, 2006, as amended and restated on February 23, 2007, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Alsius Corporation (“Alsius”) and certain of Alsius’s shareholders (“Signing Shareholders”). A wholly owned subsidiary of the Company, formed to effectuate the merger by merging with and into Alsius, is also a party to the Merger Agreement. As a result of the merger, Alsius will be the surviving corporation and will be a wholly owned subsidiary of the Company. Pursuant to the Merger Agreement, all shares of capital stock and convertible promissory notes of Alsius issued and outstanding immediately prior to the effective time of the merger will be automatically converted on the closing date of the merger, into the right to receive (i) 8,000,000 shares of the Company’s common stock and (ii) up to 6,000,000 shares of the Company’s common stock if certain revenue targets are met during the years 2007, 2008 and 2009.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of March, 2007.

ITHAKA ACQUISITION CORP.

By:	/s/ Paul A. Brooke
Paul A. Brooke Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul A. Brooke Paul A. Brooke	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 20, 2007

/s/ Eric M. Hecht Eric M. Hecht	President, Chief Financial Officer (Principal Accounting and Financial Officer) and Director	March 20, 2007

/s/ John M. Glazer John M. Glazer	Chief Operating Officer, Secretary and Director	March 20, 2007