Form 10-Q
period 2007-03-31
Ithaka Acquisition Corp
filed 2007-05-15
CIK 1324205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from              to

Commission File Number 000-51362

Ithaka Acquisition Corp.

(Exact Name of Issuer as Specified in Its Charter)

Delaware	20-2620798
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 South Pointe Drive, 23rd Floor, Miami, Florida 33139

(Address of Principal Executive Office)

(305) 532-3800

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of May 15, 2007, 10,974,100 shares of common stock, par value $.0001 per share, were issued and outstanding.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Ithaka Acquisition Corp.

We have reviewed the accompanying condensed balance sheet of Ithaka Acquisition Corp. (a corporation in the development stage) as of March 31, 2007, the related condensed statements of operations and cash flows for the three-months ended March 31, 2007 and 2006, the related condensed statement of stockholders’ equity for the three months ended March 31, 2007 and the related condensed statements of operations, stockholders’ equity and cash flows for the cumulative period from April 4, 2005 (inception) to March 31, 2007. These financial statements are the responsibility of the company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the balance sheet of Ithaka Acquisition Corp. as of December 31, 2006 and the related statements of operations, stockholders’ equity and cash flows for the period then ended (not presented herein); and in our report dated March 16, 2007 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

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

/s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

May 10, 2007

Ithaka Acquisition Corp.

(a corporation in the development stage)

Condensed Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash	$77,643	$135,365
Investments held in Trust Fund (Note 1)	49,717,138	49,329,610
Prepaid expenses	37,881	4,913

Total current assets	49,832,662	49,469,888
Deferred tax assets, net	311,059	287,485

Total assets	$50,143,721	$49,757,373

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$668,340	$458,885
Income and franchise taxes payable	112,528	112,377
Deferred interest and dividends	543,556	466,091

Total current liabilities	1,324,424	1,037,353

Common stock, subject to possible conversion, 1,768,935 shares at conversion value (Note 1)	9,394,896	9,394,896

Commitment (Note 3)

Stockholders’ equity (Notes 1 and 2)
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued
Common stock, $.0001 par value
Authorized 35,000,000 shares
Issued and outstanding 10,974,100 shares (which includes 1,768,935 subject to possible conversion)	1,098	1,098
Additional paid-in capital	38,951,616	38,951,616
Earnings accumulated during the development stage	471,687	372,410

Total stockholders’ equity	39,424,401	39,325,124

Total liabilities and stockholders’ equity	$50,143,721	$49,757,373

See accompanying notes to condensed financial statements.

Ithaka Acquisition Corp.

(a corporation in the development stage)

Unaudited Condensed Statements of Operations

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006	Period from April 4, 2005 (inception) to March 31, 2007
Expenses:
Formation and operating costs	$207,561	$116,864	$1,483,972

Operating loss for the period	(207,561)	(116,864)	(1,483,972)

Interest and dividend income	311,969	401,518	2,207,757

Income before provision for income tax	104,408	284,654	723,785

Provision for income taxes	(5,131)	(111,231)	(252,098)

Net income	$99,277	$173,423	$471,687

Net income per share basic and diluted	$.01	$.02

Weighted average shares outstanding	10,974,100	10,974,100

See accompanying notes to condensed financial statements.

Ithaka Acquisition Corp.

(a corporation in the development stage)

Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Earnings accumulated during the developmental stage	Total

	Shares	Amount
Sale of 2,125,000 shares of common stock to initial stockholders on April 4, 2005 at $0.01176 per share	2,125,000	$213	$24,787	$—	$25,000
Sale of 8,849,100 units, net of underwriters’ discount and offering expenses (includes 1,768,935 shares subject to possible conversion)	8,849,100	885	48,321,625	—	48,322,510
Proceeds subject to possible conversion of 1,768,935 shares	—	—	(9,394,896)	—	(9,394,896)
Proceeds from issuance of option	—	—	100	—	100
Net income for the period	—	—	—	165,779	165,779

Balance, December 31, 2005	10,974,100	$1,098	$38,951,616	$165,779	$39,118,493
Net income for the period	—	—	—	206,631	206,631

Balance, December 31, 2006	10,974,100	$1,098	$38,951,616	$372,410	$39,325,124
Unaudited:
Net income for the period	—	—	—	99,277	99,277

Balance, March 31, 2007	10,974,100	$1,098	$38,951,616	$471,687	$39,424,401

See accompanying notes to condensed financial statements.

Ithaka Acquisition Corp.

(a corporation in the development stage)

Unaudited Condensed Statements of Cash Flows

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006	April 4, 2005 (inception) to March 31, 2007
Cash Flows from Operating Activities
Net income	$99,277	$173,423	$471,687
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investments held in trust	(387,528)	(489,006)	(2,719,160)
(Increase) decrease in prepaid expenses	(32,968)	29,012	(37,881)
Increase in deferred taxes assets, net	(23,574)	(78,214)	(311,059)
Increase (decrease) in income and franchise taxes payable	151	(61,129)	112,528
Increase in deferred interest	77,465	97,752	543,556
Increase in accounts payable and accrued expenses	209,455	5,101	668,340

Net cash used in operating activities	(57,722)	(323,061)	(1,271,989)

Cash Flows from Investing Activities
Investments placed in Trust Fund	—	—	(46,997,978)

Net cash used in investing activities	—	—	(46,997,978)

Cash Flows from Financing Activities
Gross proceeds of public offering	—	—	53,094,600
Proceeds from notes payable, stockholders	—	—	100,000
Proceeds from sale of shares of common stock	—	—	25,000
Proceeds from issuance of option	—	—	100
Principal payments on notes payable	—	—	(100,000)
Payment of costs of public offering	—	—	(4,772,090)

Net cash provided by financing activities	—	—	48,347,610

Net increase (decrease) in cash	(57,722)	(323,061)	77,643
Cash at beginning of the period	135,365	1,087,359	—

Cash at end of the period	$77,643	$764,298	$77,643

See accompanying notes to condensed financial statements.

Ithaka Acquisition Corp.

(a corporation in the development stage)

Notes to Financial Statements

1.	Organization and Business Operations

Ithaka Acquisition Corp. (the “Company”) was incorporated in Delaware on April 4, 2005 as a blank check company whose objective is to acquire an operating business in the healthcare industry.

The financial statements at March 31, 2007 and for the periods ended March 31, 2007 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2007, and the results of its operations and its cash flows for the periods ended March 31, 2007 and 2006. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the “SEC”). The December 31, 2006 balance sheet has been derived from the audited financial statements.

All activity from April 4, 2005 (inception) through August 23, 2005 relates to the Company’s formation and initial public offering described below. Subsequent to August 23, 2005, the Company has been seeking a business combination with an operating business in the healthcare industry (“Business Combination”). The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective August 17, 2005. The Company consummated the offering on August 23, 2005 (Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, including the over-allotment option, an amount of $46,997,978 of the net proceeds was deposited in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii)

Ithaka Acquisition Corp.

(a corporation in the development stage)

Notes to Financial Statements

liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less or, commencing in 2006, in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. At March 31, 2007, the Trust Account was invested in money market funds. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his/her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount originally placed in the Trust Account) has been classified as common stock subject to possible conversion and 19.99% of the related interest earned on the Trust Accounts has been classified as deferred interest in the accompanying balance sheets.

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

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as stock warrants and options. The effect of the 17,698,200 outstanding warrants, issued in connection with the initial public offering described in Note 2, has not been considered in the diluted earnings per share since the warrants are contingently exercisable and the effect of the 425,000 outstanding underwriter option units have not been considered since the market value of the units was less than the exercise price during the period ended March 31, 2007.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on our financial condition or results of operations. The tax years 2005 and 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

4.	Merger Agreement	On October 3, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Alsius Corporation (“Alsius”) and certain of Alsius’s shareholders (“Signing Shareholders”). A wholly owned subsidiary of the Company, formed to effectuate the merger by merging with and into Alsius, is also a party to the Merger Agreement. As a result of the merger, Alsius will be the surviving corporation and will be a wholly owned subsidiary of the Company. Pursuant to the Merger Agreement, all shares of capital stock and convertible promissory notes of Alsius issued and outstanding immediately prior to the effective time of the merger will be automatically converted on the closing date of the merger, into the right to receive (i) 8,000,000 shares of the Company’s common stock and (ii) up to 6,000,000 shares of the Company’s common stock if certain revenue targets are met during the years 2007, 2008 and 2009.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and footnotes thereto contained in this report.

Overview

We were formed on April 4, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating company in the healthcare industry. We consummated our initial public offering on August 23, 2005. All activity from April 4, 2005 through August 23, 2005 related to our formation and our initial public offering. On August 23, 2005, we began searching for prospective target businesses to acquire.

Forward Looking Statements

The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission.

Recent Developments

On October 3, 2006, we entered into an Agreement and Plan of Merger with Alsius Corporation (“Alsius”). The agreement was amended and restated on February 23, 2007. Pursuant to the Agreement, as amended, certain of the shareholders of Alsius, in exchange for all of the capital stock and unsecured convertible promissory notes of Alsius outstanding immediately prior to the merger, will receive 8,000,000 shares of our common stock. In addition, if Alsius meets certain revenue targets in subsequent years, we will issue up to 6,000,000 more shares of stock to the Alsius shareholders. 10% of the common stock being issued at the time of the merger will be placed into escrow to secure our indemnity rights under the Agreement and will be governed by the terms of an escrow agreement.

For a complete discussion of our proposed business combination, see our Current Report on Form 8-K dated October 4, 2006 and filed with the SEC on the same day, our Current Report on Form 8-K dated February 23, 2007 and filed with the SEC on March 14, 2007 and our Preliminary Proxy Statement filed with the SEC on January 16, 2007.

Results of Operations

For the three months ended March 31, 2007, we had a net income of $99,277 derived from interest and dividend income of $311,969, a benefit for federal income taxes of $11,260, offset by Florida income taxes of $16,391, a benefit for Florida intangible tax of $25,000, $17,635 for officer liability insurance, $186,462 for professional fees, $3,293 for travel and other expenses, $10,338 in Delaware franchise taxes, and $14,833 for other operating expenses.

For the period from April 4, 2005 (inception) to March 31, 2007, we had a net income of $471,687 derived from interest and dividend income of $2,207,758, offset by $124,395 for federal income taxes, $127,703 for Florida income taxes, $79,071 in Delaware franchise taxes, $162,721 for officer liability insurance, $11,188 for marketing and advertising expenses, $768,152 for professional fees, $111,257 for travel and other expenses, $22,594 for transfer agent fees and $328,990 for other operating expenses.

We consummated our initial public offering on August 23, 2005 of 8,849,100 units. On September 20, 2005, we consummated the closing of an additional 349,100 Units which were subject to the over-allotment option. Each unit consisted of one share of our common stock and two warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 commencing upon the completion of a business combination. The warrants will be redeemable, at our option, with the prior consent of EarlyBirdCapital, Inc., the representative of the underwriters in the initial public offering, at a price of $.01 per warrant upon 30 days’ notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. No warrants will be exercisable and we will not be obligated to issue shares of common stock unless, at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of our warrant agreement, as amended, we have agreed to use ours best efforts to meet these conditions and to maintain a current prospectus relating to common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that it will be able to do so. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, we will not be required to net cash settle or cash settle the warrant exercise. Accordingly, the warrants may have no value, the market for the warrants may be limited and the warrants may expire worthless. If the warrants expire worthless, this would mean that a person who paid $6.00 for a unit in our initial public and who did not sell the warrants included in the unit would have effectively paid $6.00 for one share of our common stock. Because the warrants will not be exercisable without an effective registration statement covering the shares underlying the warrants, we will not call the warrants for redemption unless there is an effective registration statement in place.

Gross proceeds from our initial public offering were $53,094,600. We paid a total of $3,716,622 in underwriting discounts and commissions, and approximately $1,055,468 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $48,323,000, of which $46,997,978 was deposited into the trust account. The remaining proceeds were available to be used and have been used by us to provide for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses. At March 31, 2007, we had cash outside of the trust fund of $77,643, other current assets of $37,881 and total liabilities of $780,868, leaving us with a negative working capital of $665,344. To the extent that our capital stock is used as consideration to effect the business combination with Alsius, the proceeds held in the trust fund as well as any other available cash will be used to finance Alsius’ operations.

Pursuant to an arrangement with one of our stockholders, we pay this stockholder $3,500 per month for the use of office space. In April 2005, our directors advanced an aggregate of $100,000 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. These amounts were repaid in August 2005 out of proceeds of our initial public offering.

In connection with our initial public offering, we issued an option, for $100, to EarlyBirdCapital, Inc. (“EBC”) to purchase 425,000 units at an exercise price of $7.50 per unit, with each unit consisting of one share of common stock and two warrants. The warrants underlying such units are exercisable at $7.25 per share. We accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity. We estimated that the fair value of this option was approximately $935,000 ($2.20 per Unit) using a Black-Scholes option-pricing model. The fair value of the option granted to EBC was estimated as of the date of grant using the following assumptions: (1) expected volatility of 44.5%, (2) risk-free interest rate of 3.8% and (3) expected life of 5 years. The option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash.

As indicated in the accompanying financial statements, we are assuming that we will continue as a going concern. However, we must consummate the business acquisition with Alsius by August 23, 2007 or else we are required to dissolve and liquidate. The financial statements do not reflect this contingency.

Off-Balance Sheet Arrangements

Options and warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of Financial Accounting Standard (FAS) 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See Note 1 to the financial statements for more information.

ITEM 4.	CONTROLS AND PROCEDURES.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

On August 23, 2005, we consummated our initial public offering of 8,500,000 Units. On September 20, 2005, we consummated the closing of an additional 349,100 Units which were subject to the over-allotment option. Each Unit consisted of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $53,094,600. EBC was the managing underwriter in the offering. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-124521). The Securities and Exchange Commission declared the registration statement effective on August 17, 2005.

We paid a total of $3,716,622 in underwriting discounts and commissions, and approximately $1,055,468 was paid for costs and expenses related to the offering, including $510,000 for the underwriters’ non-accountable expense allowance of 1% of the gross proceeds.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $48,323,000, of which $46,997,978 was deposited into the trust account and the remaining $1,325,000 became available to be used in providing business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

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
Dated: May 15, 2007
/s/ Paul A. Brooke
Paul A. Brooke
Chairman of the Board and Chief Executive Officer

/s/ Eric M. Hecht
Eric M. Hecht
President and Chief Financial Officer