Form 10-Q
period 2007-06-30
Alsius Corp
filed 2007-08-14
CIK 1324205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-51362

ALSIUS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-2620798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15770 Laguna Canyon Road  Suite 150
Irvine, California  92618
(Address of principal executive offices) (Zip Code)

(949) 453-0150
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No

Indicate by check mark whether the registrant is a Large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2007 18,253,500 shares of the registrant’s common stock were outstanding.

ALSIUS CORPORATION

ITEM I: FINANCIAL INFORMATON
ALSIUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$43,039	$647
Accounts receivable, net of allowances of $19 and $13	2,212	1,517
Inventories	3,585	2,368
Prepaid expenses	336	189
Total current assets	49,172	4,721
Property and equipment, net	392	360
Evaluation equipment, net	706	636
Other assets	491	523
TOTAL	$50,761	$6,240

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$2,793	$2,361
Accrued liabilities	1,665	1,785
Current portion of promissory notes	4,167	9,318
Current portion of capital lease obligation	24	20
Total current liabilities	8,649	13,484
Long-term debt—less current portion	5,094	1,343
Warrant liabilities and embedded derivatives	—	5,030
Capital lease obligation	95	95
Total liabilities	13,838	19,952

Commitments and Contingencies (Note 12)

Redeemable common stock (Note 3)	5,501	—
Redeemable convertible preferred stock	—	46,643

Shareholders’ Equity (Deficit):
Preferred stock, $0.0001 par value—1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value—75,000,000 shares authorized; 18,974,100 shares issued and outstanding at June 30, 2007	2	—
Common stock, no par value—20,000,000 shares authorized; 78,942 shares issued and outstanding at December 31, 2006	—	16,430
Additional paid-in capital	118,730	—
Deferred stock-based compensation	—	(793)
Accumulated deficit	(87,310)	(75,992)
Total shareholders’ equity (deficit)	31,422	(60,355)
TOTAL	$50,761	$6,240
See accompanying notes.

ALSIUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue	$2,500	$1,227	$4,525	$2,249
Cost of revenue*	2,169	1,479	4,114	3,017
Gross margin	331	(252)	411	(768)

Operating expenses (Note 1):
Research and development	723	632	1,592	1,390
Sales and marketing	2,634	1,439	5,033	2,681
General and administrative	636	1,872	1,721	2,805
Total operating expenses	3,993	3,943	8,346	6,876
Loss from operations	(3,662)	(4,195)	(7,935)	(7,644)
Interest and dividend income	41	32	53	59
Interest expense	(1,488)	(365)	(3,355)	(512)
Other income (expense)	150	(5)	(81)	(78)
Net loss	$(4,959)	$(4,533)	$(11,318)	$(8,175)
Net loss per share- basic and diluted	$(0.42)	$(0.41)	$(0.99)	$(0.74)
Weighted average shares outstanding-basic and diluted	11,853	10,974	11,416	10,974

     * Stock-based compensation is included in the above amounts as follows:

Cost of revenue	$6	$6	$10	$12
Research and development	12	12	24	24
Sales and marketing	44	63	84	117
General and administrative	62	114	111	244
Total operating expense	$124	$195	$229	$397

See accompanying notes.

ALSIUS CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

	Common Stock
	Shares	Amount	Additional Paid In Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Total
Balances as of December 31, 2006	78,942	$16,430	$—	$(793)	$(75,992)	$(60,355)

Amortization of stock-based compensation				141		141
Stock-based compensation		88				88
Conversion of preferred stock into Merger Shares	4,902,527	1	46,669			46,670
Conversion of Bridge Notes and accrued interest into Merger Shares	3,097,473		17,036			17,036
Elimination of Alsius historical equity accounts	(78,942)	(16,518)	15,866	652		—
Equity effects of reverse merger	10,974,100	1	38,944			38,945
Reclassification of warrant liability to equity			215			215
Net loss					(11,318)	(11,318)
Balances as of June 30, 2007	18,974,100	$2	$118,730	$—	$(87,310)	$31,422

See accompanying notes.

ALSIUS CORPRATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2007	2006
Cash Flows From Operating Activities:
Net loss	$(11,318)	$(8,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	205	187
Stock-based compensation	229	397
Loss on disposal of assets	2	—
Increase (decrease) in fair value of warrant liabilities and embedded derivatives	(38)	82
Amortization of discounts on promissory notes	2,501	202
Amortization of debt issuance costs	50	13
Bad debt expense (recovery)	6	(3)
Changes in operating assets and liabilities, net of effects of merger:
Accounts receivable	(701)	43
Inventories	(1,217)	(192)
Prepaid expenses	59	(42)
Other assets	(22)	(139)
Accounts payable	(691)	552
Accrued liabilities	(3,988)	509
Net cash used in operating activities	(14,923)	(6,566)
Cash Flows From Investing Activities:
Cash paid for property and equipment	(69)	(30)
Cash paid for evaluation equipment	(181)	(149)
Net cash used in investing activities	(250)	(179)
Cash Flows From Financing Activities:
Cash acquired in the merger	50,000	—
Proceeds from exercise of common stock options	—	7
Payment of debt issuance costs	(347)	—
Proceeds from issuance of promissory notes, net	13,030	4,213
Principal payments under promissory notes	(5,108)	(746)
Principal payments under capital lease obligations	(10)	(2)
Net cash provided by financing activities	57,565	3,472
Net increase (decrease) in cash and cash equivalents	42,392	(3,273)
Cash and cash equivalents—beginning of period	647	5,309
Cash and cash equivalents—end of period	$43,039	$2,036
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$1	$1
Cash paid for interest	$339	$232
Bridge Notes and accrued interest converted to common stock	$17,036	$—
Property and equipment acquired included in accounts payable	$41	$—
Equipment acquired under capital leases	$14	$—

See accompanying notes.

ALSIUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

1.	THE COMPANY AND BASIS OF PRESENTATION

On June 21, 2007, Alsius Corporation, a Delaware corporation (the “Registrant”), formerly Ithaka Acquisition Corp. (“Ithaka”), a publicly traded company formed as a blank check company in 2005 to effect a merger, capital stock exchange or asset acquisition with an unidentified operating business in the healthcare industry, completed its acquisition of Alsius Corporation, a California corporation (“Alsius Medical”), through a merger of a wholly owned merger subsidiary with and into Alsius Medical.   In the merger, Alsius Medical became a wholly owned subsidiary of the Registrant. The Registrant concurrently changed its name to Alsius Corporation, and Alsius Medical changed its name to Alsius Medical Corporation.  Thus, the Registrant is now a holding company called Alsius Corporation operating through its wholly owned subsidiary Alsius Medical Corporation (hereafter referred to collectively as “Alsius,” “we,” “us,” and the “Company”).  The Registrant’s common stock trades on NASDAQ under the symbol “ALUS”.  See Note 3 for further details on the merger.  For accounting purposes, the merger was treated as a reverse acquisition with Alsius Medical being the accounting acquirer, and in connection therewith, the Company’s historical financial statements reflect those of Alsius Medical.

Alsius Medical was incorporated in December 1991. In June 2001, a branch office, Alsius Service Center, in Wateringen, The Netherlands, was established to provide field support for its products in Europe. Alsius Medical develops, manufactures, markets and sells, proprietary catheter-based products for rapid cooling and temperature control of patients with severe neuronal injury, including those who have suffered stroke, traumatic brain injury and cardiac arrest. In August 2003, Alsius Medical received United States Food and Drug Administration (“FDA”) clearance to market its CoolGard® 3000 Thermal Regulation System (the “CoolGard system”) and Cool Line® catheter for use in fever control. In addition, in October 2003, Alsius Medical received FDA clearance to market its Icy™ and Fortius™ catheters in combination with the CoolGard® 3000 Thermal Regulation System for use in normothermia in cardiac surgery and hypothermia in neuro surgery.  Alsius Medical began to market and sell its products in the United States during the year ended December 31, 2004.

Interim Reporting

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state the Company’s financial position, results of operations, and cash flows. The results of operations for interim periods are not necessarily indicative of future results that may be expected for a full year.   These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Definitive Proxy Statement on Schedule 14-A filed with the SEC on June 8, 2007.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.  The results of Ithaka are included in the condensed consolidated financial statements since the date of the merger.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions. These affect the reported amounts of assets and liabilities and disclosure of contingent assets or liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management has identified revenue, the allowance for doubtful accounts, inventory valuation, warranty reserve and the fair value of its preferred and common stock as areas where significant estimates and assumptions have been made in preparing the financial statements. The Company also evaluates the need for the deferred income tax valuation allowance.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. These instruments approximate fair value because of their short maturity. The carrying value of the promissory notes is considered to approximate fair value due to its short maturity and interest rate that approximates current rates.

Foreign Currency Remeasurement

The functional currency of the Company’s branch located in The Netherlands is the U.S. dollar. Its local currency statements are translated into U.S. dollars using the current exchange rate for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Revenues and expenses are translated using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are translated using historical exchange rates. All remeasurement gains and losses are included in determining net loss.

Comprehensive Loss

Comprehensive loss encompasses the change in equity from transactions and other events and circumstances from non-owner sources and the Company’s net loss. There was no difference between comprehensive loss and net loss for all periods presented.

Cash Equivalents

The Company considers all highly liquid investments that mature within 90 days from the date of purchase to be cash equivalents. At June 30, 2007, cash equivalents consisted of money market funds.  At December 31, 2006, cash equivalents consisted of money market funds and treasury bills of $157.  The Company classified its treasury bills as held to maturity and recorded them at amortized cost, which approximated fair value. Cost is determined using the specific identification method.

Concentration of Risk

The Company maintains its cash accounts in a commercial bank. At December 31, 2006 and June 30, 2007, cash on deposit was in excess of the federally insured limit of $100.

Customers that account for greater than 10 percent of revenue or accounts receivable are provided below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2007		2006		2007
	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue
Customer A	$281	23%	$107	4%	$600	27%	$252	6%
Customer B	—	—	413	17	—	—	823	18
Customer C	9	1	243	10	26	1	406	9

	As of December 31, 2006		As of June 30, 2007
	Receivable Balance	Percent of Total Receivables	Receivable Balance	Percent of Total Receivables
Customer A	$537	35%	$251	4%
Customer B	—	—	681	31
Customer C	111	7	243	11

Many of the components and materials used in the Company’s products are manufactured by a limited number of suppliers. Any supply interruption or an increase in demand beyond the suppliers’ capabilities could have an adverse impact on the Company’s business. There is one supplier for a component used in the Company’s CoolGard system. Management believes it can identify alternative sources, if necessary, but it is possible such sources may not be identified in sufficient time to avoid an adverse impact on its business.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company specifically analyzes accounts receivable and historical bad debts, customer credit, current economic trends and changes in customer payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered.

The changes in the allowance for doubtful accounts is provided below.

	For the Year Ended December 31,	For the Six Months Ended June 30,
	2006	2007
Beginning balance	$27	$13
Provision for bad debt	2	6
Write-offs net of recoveries	(16)	—
Ending balance	$13	$19

Inventories

Inventories are comprised of raw materials, work-in-process and finished goods, and are stated at the lower of cost or market. Cost is determined by the weighted average method. The Company records a provision for excess and obsolete inventory based on historical usage and future product demand. Once established, the write-downs of inventories for excess and obsolete inventory are considered permanent adjustments to the cost basis of the inventories.

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates potential impairment by comparing the carrying amount of the asset with the estimated undiscounted future cash flows associated with the use of the asset and its eventual disposition. Should the review indicate that the asset is not recoverable, the Company’s carrying value of the asset would be reduced to its estimated fair value, which is measured by future discounted cash flows. As of June 30, 2007, there have been no such impairments.

Property and Equipment

Property and equipment, including assets under capital leases, are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the respective assets as follows:

Machinery and equipment	3 to 5 years
Computer equipment	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of the useful life of the improvements or the lease term

Leasehold improvements are amortized over the life of the remaining lease term. Expenditures for major renewals and betterments are capitalized, while minor replacements, maintenance and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in operations.

Evaluation Equipment

Evaluation equipment consists of CoolGard systems placed at hospitals under the Company’s equipment loan agreements and are depreciated using the straight-line method over their estimated economic life of five years. As of December 31, 2006 and June 30, 2007 the cost of evaluation equipment was $998 and $1,136 and accumulated depreciation was $362 and $430, respectively. For the three and six months ended June 30, 2006 and 2007, $55, $56, $113, and $110, respectively, was recorded as a component of cost of revenue for the amortization of the equipment.

Stock-Based Compensation

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments, which revises SFAS No. 123, Accounting for Stock-Based Compensation issued in 1995. Prior to the adoption of SFAS 123(R) the Company accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions and related interpretations of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). The Company adopted SFAS 123(R) applying the “prospective transition method” under which it continues to account for nonvested equity awards outstanding at the date of adoption of SFAS 123(R) in the same manner as they had been accounted for prior to adoption, that is, it would continue to apply APB No. 25 in future periods to equity awards outstanding at the date it adopted SFAS 123(R).

As of December 31, 2006 there was $255 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under share-based compensation plans using the fair value method of SFAS 123(R). As of December 31, 2006, the cost was expected to be recognized over a weighted-average period of 3.05 years, using the graded vested attribution method.   In the merger effective on June 21, 2007 (Note 3), due to the liquidation preferences of the Company’s redeemable convertible preferred stock and the terms and conditions of the Company’s Bridge Notes, all outstanding stock options of the Company were cancelled, therefore any unrecognized compensation related to nonvested share-based compensation arrangements was cancelled.  Compensation cost of $38 and $88, respectively, was recognized for the three months and six months ended June 30, 2007 (for the period prior to June 21, 2007, the date of the merger).  There were no stock option grants in the six months ended June 30, 2007 nor in the period from the close of the merger, June 21, 2007 to June 30, 2007, therefore at June 30, 2007, there is no unrecognized compensation cost related to nonvested share-based compensation arrangements.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures. The estimate of expected term of options granted was determined by analyzing historical data on employees’ stock option exercises. Prior to the merger with Ithaka in June 2007, the Company was a private entity with no historical data on volatility of its stock.  Therefore, the expected volatility used was based on volatility of similar entities (referred to as “guideline companies”). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience of its stock-based awards that are granted, exercised and cancelled. If its actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what it has recorded in the current period.

The risk-free rate for periods within the contractual life of the option is based on United States treasury yield for a term consistent with the expected life of the stock option in effect at the time of grant. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. Prior to the adoption of SFAS 123(R), the Company did not record any tax benefits resulting from the exercise of options due to uncertainty surrounding the timing of realizing the benefits of its deferred tax assets in future periods. The Company has elected to use the graded vesting attribution approach to record compensation expense. Shares of common stock issued upon exercise of stock options will be from previously unissued shares.

The weighted-average fair value per share of the options granted was $3.98 for the year ended December 31, 2006. The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31, 2006
Dividend Yield	0.00%
Volatility	61%
Weighted-average risk-free interest rate	4.82%
Expected life	5.61-5.88 years

The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). Under EITF 96-18, stock option awards issued to nonemployees are accounted for at fair value using the Black-Scholes option pricing model. Management believes the fair value of the stock options is more reliably measurable than the fair value of services received. The fair value of each nonemployee stock award is remeasured each period until a commitment date is reached, which is the vesting date, using the attribution method in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. For nonemployee awards, deferred stock-based compensation is not reflected in shareholders’ deficit until a commitment date is reached.

SFAS 123 was replaced by SFAS 123(R); accordingly, the Company no longer follows SFAS 123 when accounting for nonemployee stock option, but continues to apply the principles of EITF 96-18. When specific guidance does not exist in EITF 96-18 for nonemployee stock options, the Company follows the principles of SFAS 123(R). There was no impact to the financial statements for nonemployee stock options as a result of the adoption of SFAS 123(R).

Revenue Recognition

The Company sells its products domestically to customers through its direct sales force, and internationally through distributors. Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the customer or services have been rendered; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured. Price protection, stock rotation rights and sales incentive programs are not offered to customers.

The Company evaluates whether the separate deliverables in its arrangements can be unbundled. Sales of the CoolGard system domestically to hospitals include separate deliverables consisting of the product, disposables used with the CoolGard system, installation and training. For these sales, the Company applies the residual value method in accordance with EITF 00-21, Revenue Arrangements with Multiple Deliverables, which requires the allocation of the total arrangement consideration less the fair value of the undelivered elements, which consist of installation and training, to the delivered elements. As of  December 31, 2006 and June 30, 2007 there were minimal amounts attributed to the undelivered elements. Installation and training are not included in arrangements with sales to distributors.

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. The amount of returns through June 30, 2007 have been minimal. A sales return allowance has not been established since management believes returns will be insignificant.

The Company enters into equipment loan agreements with certain customers whereby the CoolGard system is placed at the customer’s site for their evaluation and use. During this time, the customer purchases disposables. The Company accounts for these arrangements in accordance with SFAS No. 13, Accounting for Leases, and has classified these arrangements as operating leases. The consideration for the rental portion of the arrangement is considered to be contingent and is recorded when earned, which is when the disposables are recognized as revenue. The amount of revenue attributable to the lease element of these arrangements was less than 10% of the Company’s total revenue for all periods presented. The CoolGard system is classified as evaluation equipment and is depreciated over its estimated economic life of five years with depreciation included as a component of cost of revenue.

During 2005, the Company began to offer extended warranty contracts, which are separately sold to non-distributor customers. Revenue is recorded on a straight-line basis over the period of the contract, which is one year. The amount of deferred revenue as of December 31, 2006, and June 30, 2007 was minimal.

Product Warranty

The Company provides a 12 month warranty from the date of purchase for domestic customers and a 15 month warranty from the date of purchase for distributors on its CoolGard system, which covers parts, labor and shipping costs. The Company will also accept returns for disposables with defects one year from the date of purchase for domestic customers and the shorter of two years or the expiration date of the disposables for distributors. Warranty costs are estimated at the time of sale based on historical experience. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of revenue.

Changes in the Company’s product warranty liability were as follows:

	For the Year Ended December 31,	For the Six Months Ended June 30,
	2006	2007

Beginning balance	$202	$156
Provision for estimated warranty costs	185	21
Change in estimate	—	(39)
Warranty expenditures	(231)	(63)
Ending balance	$156	$75

 Shipping and Handling

Charges to customers for shipping and handling are included as a component of revenue. Shipping and handling costs are expensed as incurred and recorded as a component of cost of revenue.

Research and Development

Research and development expenses consist of engineering personnel salaries and benefits, prototype supplies, and consulting fees related to product development. Research and development costs are expensed as incurred.

Advertising

Advertising costs are expensed as incurred. Included in sales and marketing expense for the three and six months ended June 30, 2006 and 2007 was $76, $198, $120, and $364, respectively.

Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.

The Company has elected to recognize interest and penalties with respect to unrecognized tax benefits in income tax expense. The Company has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company is no longer subject to U.S. federal or state examinations by tax authorities for years before 2003.

At December 31, 2006, the Company had both federal and state net operating loss (“NOL”) carryforwards of approximately $59,574 and $56,006, respectively. The net operating loss carryforwards for federal purposes begin to expire in 2007, and the net operating loss carryforwards for state purposes began expiring in 2006. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax assets.

Utilization of the NOL carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since the Company’s formation, capital has been raised through the issuance of capital stock on several occasions which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition.

The Company is currently investigating the impact on whether an ownership change has occurred with the consummation of the merger in June 2007 or whether there have been multiple ownership changes since its formation.  There may be additional such ownership changes in the future. If the Company has experienced an ownership change at any time since its formation, utilization of the NOL carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users’ understanding of a reporting entity’s choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS No. 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007. The Company is currently assessing the impact, if any, of adopting SFAS No. 159 on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and the Company does not expect that the adoption of this statement will have a material impact on its financial condition, results of operations, or cash flows.

In June 2006, the Emerging Issues Task Force issued EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-03”) to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to this Issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. The adoption of EITF 06-3 using the gross method of presenting taxes within revenue did not have a material impact on the Company’s financial position, results of operations and cash flows.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108. SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 was effective for fiscal years ending after November 15, 2006.  The Company adopted this statement and it did not have an impact on its financial condition or results of operations.

3.	MERGER WITH ITHAKA

On June 21, 2007, Ithaka’s stockholders approved the merger of Alsius Medical with and into Ithaka’s wholly owned merger subsidiary.  The merger consideration consisted of 8,000,000 shares of Ithaka’s common stock (the “Merger Shares”) in exchange for all of the issued and outstanding equity securities of Alsius Medical and repayment of all unsecured convertible promissory notes in accordance with their terms.  Alsius Medical’s shareholders also have the right to receive up to an aggregate of 6,000,000 additional performance shares (the “Milestone Shares”) if the combined company meets certain revenue targets in fiscal years 2007 through 2009.  Additionally, Ithaka agreed to fund bonuses totaling $3,000 to management, employees, two non-employee directors and certain consultants of Alsius Medical.  Because of the liquidation preferences in Alsius Medical’s Series A-F redeemable convertible preferred stock and the terms and conditions of the unsecured convertible promissory notes, the allocation of the Merger Shares resulted in the holders of the promissory notes and Series F preferred stock getting their pro rata share, and the holders of the other equity instruments (Series A-E, common stock, and common stock options) did not receive any Merger Shares.  In addition, due to the underlying terms and conditions of the Series F preferred stock warrants at the time of the merger (a qualifying sale), all Series F preferred stock warrants were cancelled (Note 8), and all existing Alsius Medical equity instruments were cancelled (Note 6).

Holders of 972,100 shares of Ithaka’s common stock voted against the merger and elected to convert their shares into a pro rata portion of Ithaka’s trust fund (approximately $5.66 per share or an aggregate of approximately $5,501). This redeemable common stock has been presented on the accompanying condensed consolidated balance sheet at June 30, 2007 as mezzanine equity as it is uncertain whether such amounts will ultimately be redeemed in cash or remain as outstanding common stock of the Registrant.  The conversion rights require the holder of the stock to deliver its stock certificate to the Registrant’s transfer agent by August 15, 2007 in order to receive the applicable cash payment.  If not executed by August 15, 2007, the stockholder forfeits its right to receive cash payment for the shares.  Through July 31, 2007, the Registrant has redeemed approximately $4,078 (720,600 shares) of the redeemable common stock.

Additionally, as part of consideration paid at the close of the merger, Ithaka agreed to fund bonus payments to the management, employees, two non-employee directors and certain consultants of Alsius Medical totaling $3,000.  The merger agreement entitles these individuals to receive an additional amount of up to $2,000 upon the achievement of the above mentioned revenue targets in fiscal years 2007 through 2009.  The $3,000 has been accounted for as part of the purchase price.  Future payments will be expensed as earned.

The merger was accounted for under the purchase method of accounting as a reverse acquisition, with Alsius Medical as the accounting acquirer, and therefore this transaction is, in substance, a capital transaction.  For accounting purposes, the merger has been treated as the equivalent of Alsius Medical issuing stock for the net assets of Ithaka, accompanied by a recapitalization.  The net assets of Ithaka are stated at their fair values, which are considered to approximate historical cost, with no goodwill or other intangible assets recorded.  The accumulated deficit of Alsius Medical is carried forward after the merger and the operations prior to the merger are those of Alsius Medical.  The results of operations of Ithaka are included in the accompanying condensed consolidated financial statements commencing June 22, 2007.

The preliminary purchase price allocation is as follows:

Cash and cash equivalents	$50,000
Prepaid expenses	98
Accounts payable	(1,082)
Accrued liabilities	(126)
Redeemable common stock	(5,501)
Management bonuses	(3,000)
Transaction costs	(1,444)
Net assets acquired	$38,945

The Milestone Shares and the additional $2,000 in management bonuses have not been included in the above purchase price allocation.  If the revenue targets are achieved and the Milestone Shares are issued and/or the management bonuses are paid, the fair value of the consideration will be recorded as an additional capital adjustment.

Pro Forma Results of Operations

The accompanying unaudited condensed consolidated results of operations only reflect the operating results of Ithaka following the date of the merger.  Following are the pro forma unaudited results of operations of the Company for the three and six months ended June 30, 2006 and 2007 assuming the merger occurred at the beginning of the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenue	$1,227	$2,500	$2,249	$4,525
Loss from operations	(4,310)	(4,119)	(7,875)	(8,600)
Net loss	(4,329)	(5,051)	(7,797)	(11,237)
Net loss per share- basic and diluted	(0.23)	(0.27)	(0.41)	(0.59)

4.	SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Inventories consist of the following:

	June 30, 2007	December 31, 2006
Raw materials	$2,198	$1,418
Work-in-process	1,080	727
Finished goods	307	223
	$3,585	$2,368

Accrued liabilities consist of the following:

	June 30, 2007	December 31, 2006
Bonus	$278	$602
Inventory	262	18
Vacation	313	250
Warranty	75	156
Interest	118	358
Professional services	228	118
Payroll and related	59	43
Commission	64	118
Royalties	53	43
Other	215	79
	$1,665	$1,785

Redeemable convertible preferred stock at December 31, 2006 was as follows.  There was no redeemable convertible preferred stock authorized, issued or outstanding at June 30, 2007 (Notes 3 and 6).

(Dollars in thousands)	Authorized Shares	Shares Outstanding	Carrying Value	Liquidation Value
Series A	718	718	$ 64	$ 81
Series B	148	148	$ 74	$ 74
Series C-D	1,582,546	1,582,026	$ 902	$ 15,820
Series E	1,422,435	1,422,435	$ 21,056	$ 21,337
Series F	8,344,600	8,319,141	$ 24,547	$ 74,872

Other income (expense) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Foreign currency remeasurement	$3	$—	$4	$(5)
Increase in fair value of loan premium liabilities (Note 5)	(2)	(365)	(1)	(474)
Decrease (increase) in fair value of warrant liabilities	(6)	515	(81)	512
Prepayment penalty on secured promissory note (Note 5)	—	—	—	(113)
Other	—	—	—	(1)
	$(5)	$150	$(78)	$(81)

5.	PROMISSORY NOTES

The components of promissory notes were as follows:

	June 30, 2007	December 31, 2006
Secured Promissory Note, net of discount of $60	$—	$3,048
2006 Bridge Notes, net of discount of $1,513	—	7,613
Senior Secured Credit Facility, net of discount of $239	7,761	—
Unsecured Promissory Note	1,500	—
	9,261	10,661
Less: current portion	(4,167)	(9,318)
Long-term portion	$5,094	$1,343

Secured Promissory Note

In May 2005, the Company entered into a $5,000 secured promissory note with a financing company that requires interest only payments of $44 for the first three months and interest and principal payments of $163 for each month thereafter through September 2008. In conjunction with the secured promissory note, the Company issued a warrant exercisable into 116,667 shares of Series F preferred stock at an exercise price of $3.00 per share. The Series F preferred stock is redeemable; accordingly, the proceeds from the promissory note were first allocated to the $188 estimated fair value of the warrant with the $4,812 remaining balance allocated to the promissory note (Note 8). The secured promissory note has an effective interest rate of 13.29% and is collateralized by substantially all of the Company’s assets.

In February 2007, the secured promissory note was paid in full.   In June 2007, prior to the merger (Note 3), the warrant to purchase Series F preferred stock was exercised on a cashless basis for 8,308 shares of Series F preferred stock.

2006 Bridge Notes

In June 2007, in connection with the merger (Note 3), and in accordance with the terms of the instruments as described below, the outstanding principal amount of the 2006 Bridge Notes ($10,656), related accrued interest ($702) and the 150% Loan Premium ($5,679), totaling $17,036, was converted into 3,097,473 shares of common stock at $5.50 per share, the fair value of the common stock on the date of the merger. The warrants associated with these 2006 Bridge Notes were cancelled in the merger in accordance with their existing terms and conditions.

Following are the specific terms of the 2006 Bridge Notes, the warrants issued with the 2006 Bridge Notes and the fair value allocations recorded in the accompanying consolidated financial statements through the date of the conversion, June 21, 2007.

On April 13, 2006, the Company issued unsecured convertible promissory notes for an aggregate amount of $4,214 from existing shareholders with an interest rate of 8% (the “April 2006 Bridge Notes”), and on August 18, 2006, the Company issued unsecured convertible promissory notes for an aggregate amount of $1,941 (the “August Bridge Notes”) under the same terms as the April 2006 Bridge Notes. In October 2006, the Company entered into an agreement that provided for borrowings of $2,500, with the commitment amount eligible to be increased by an additional $2,000 upon the unanimous consent of the Company’s board of directors. Under these terms, the Company borrowed $1,000 on October 13, 2006 (the “October 2006 Bridge Notes”), $1,000 on November 15, 2006 (the “November 2006 Bridge Notes”), $970 on December 15, 2006 (the “December 2006 Bridge Notes”), $1,000 on January 12, 2007 (the “January 2007 Bridge Notes”), and $500 on February 2, 2007 (the “February 2007 Bridge Notes”) (collectively, the “2006 Bridge Notes”). Maturity was the earlier of August 31, 2007, an event of default, or the closing of a sale transaction as defined in the agreement. Principal and accrued interest converted automatically into unregistered shares of common stock upon the closing of an initial public offering, or into shares of Series F preferred stock at $3.00 per share if an initial public offering did not close by August 31, 2007. Automatic conversion of the principal and accrued interest into shares of Series F preferred stock was also provided upon closing of an equity financing arrangement. Upon conversion in an initial public offering, the principal amount of the 2006 Bridge Notes and accrued interest would convert into the number of shares of common stock that resulted by dividing eighty percent of the initial public offering price into the total principal and accrued interest then outstanding.

In conjunction with the 2006 Bridge Notes, the Company issued warrants exercisable into common stock at a price per share equal to the public offering price in the event an initial public offering was completed by August 31, 2007. The number of shares into which the warrants are convertible was equal to twenty percent of principal amount of the notes divided by the initial public offering stock price. In the event an initial public offering was not completed by August 31, 2007, the warrants were convertible into shares of Series F preferred stock. The number of shares of Series F preferred stock would equal twenty percent of the principal amounts of the notes divided by $3.00.

At the time of the issuance of the 2006 Bridge Notes, an initial public offering was not a certain event and the warrants were convertible into preferred stock that was classified as mezzanine equity. Accordingly, at their issue dates, the warrants were recorded as liabilities under FSP 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable, based on their estimated fair values at issuance. Subsequent changes in the fair values were recorded as non-operating income (loss). See Note 9 for the fair value assumptions of these warrants.

The 2006 Bridge Notes also provided for a payment equal to 150% of the principal and accrued interest in the event there is a sale transaction, which is defined as the sale of all or substantially all of the assets of the Company or when there is a change in control (Note 3). This provision was determined to be an embedded derivative (the “Loan Premium”) that required bifurcation and separate measurement apart from the notes. The value of the Loan Premium liability was recorded based on its estimated fair value at issuance. Subsequent changes in the fair values were recorded as non-operating income (loss). The remaining proceeds were allocated to the 2006 Bridge Notes.

The allocation of the proceeds to the fair value of the warrants and Loan Premiums resulted in the 2006 Bridge Notes being recorded at discounts to their face amounts. These discounts were amortized to interest expense using the effective interest method through the expected term of the notes. The activity for the warrants and Loan Premiums is presented below.

	April 2006	August 2006	October 2006	November 2006	December 2006	January 2007	February 2007
Estimated fair value on issuance date for Loan Premium (embedded derivative)	$104	$820	$475	$475	$461	$475	$238
Estimated fair value on issuance date of the warrant	$332	$—	$3	$3	$3	$3	$1
Remaining proceeds allocated to 2006 Bridge Notes	$3,778	$1,121	$522	$522	$536	$522	$261
Effective interest rate	10.19%	34.82%	50.27%	60.03%	71.16%	100.36%	136.09%

Senior Secured Credit Facility

On February 22, 2007, and amended on May 11, 2007, the Company entered into a senior secured credit facility with Merrill Lynch Capital consisting of an $10,000 term loan (the “Term Loan”) with an interest rate of one month LIBOR plus 6.50%. Approximately $3,000 of the total amount borrowed was used to repay in full the Company’s secured promissory note issued in May 2005.  At June 30, 2007, $8,000 of the Term Loan was outstanding. The term loan requires interest only payments for the first six months and interest and principal payments for each month thereafter through February 2010.

In connection with the issuance of the Term Loan in February 2007, the Company issued a warrant to Merrill Lynch Capital with a contractual term of 10 years. If the contemplated merger between the Company and Ithaka (Note 3) was not completed before August 24, 2007, then on or after August 24, 2007, the warrant would have been exercised into 80,000 shares of Series F preferred stock of the Company at an exercise price of $3.00 per share unless prior to August 24, 2007, the Company issued a new series of preferred stock. If a new series of preferred stock was issued, the warrant would have been exercisable into the new series of preferred stock. The number of shares would have been determined by dividing $240 by the lowest share price paid for the new series of preferred stock. The $206 estimated fair value of the warrants issued in February 2007 was recorded as a liability, resulting in a discount to the Term Loan at issuance. The discount is being amortized to interest expense using the effective interest method over the term of the Term Loan.   The $206 estimated fair value of the warrants was recorded as a liability, resulting in a discount to the Term Loan at issuance.

In connection with the close of the merger in June 2007, a measurement date for this warrant was achieved, and the warrant issued to Merrill Lynch Capital became exercisable into 43,716 shares of common stock at an exercise price of $5.49 per share.   As the warrant is now exercisable into common stock, the fair value of the warrant as of the date of the merger was reclassified from a liability to equity.

Unsecured Promissory Note

On June 12, 2007, the Company entered into a $1,500 unsecured promissory note with a financing company.  Interest accrues at the simple rate of 15% per annum and is payable monthly.  The maturity date of this note is March 31, 2008, and can be repaid earlier without penalty.  All amounts due under this unsecured promissory note are subordinated to the Senior Secured Credit Facility.  The Company paid a 7.5% fee on the $1,500 in borrowings, and such fee was recorded as a prepaid expense.  The prepaid is being amortized to interest expense using the effective interest method over the term of the unsecured promissory note.  This note was repaid in full in July 2007.

As of June 30, 2007, principal payments for the promissory notes were as follows:

Year ending December 31,
2007 (remainder)	$2,300
2008	3,200
2009	3,200
2010	800
$9,500

6. AUTHORIZED CAPITAL STOCK

Concurrent with the close of the merger in June 2007, all outstanding shares of Alsius Medical’s Series A-F redeemable convertible preferred stock were exchanged for the Merger Shares (Note 3) or the potential right to receive Merger Shares, and concurrently canceled.  There are no authorized or outstanding shares of Series A-F redeemable convertible preferred stock at June 30, 2007.

The Registrant’s authorized capital now consists of 1,000,000 shares of $0.0001 par value preferred stock and 75,000,000 shares of $0.0001 par value common stock.   The designations, voting and other rights and preferences of the preferred stock may be determined from time to time by the Board of Directors.

The number of shares of common stock of the Registrant that have been reserved for issuance as of June 30, 2007:

Stock options (Note 7)	3,275,000
Common stock warrants (Note 9 )	18,591,916
21,866,916

7.	STOCK OPTIONS

1992 Plan

The 1992 Incentive Stock Plan (the “1992 Plan”) provided for the grant of options and stock purchase rights to purchase up to a maximum of 11,000 shares of Alsius Medical’s common stock to employees, officers, consultants and directors. The 1992 Plan included incentive stock options (“ISOs”), nonqualified stock options (“NSOs”) and stock purchase rights. The right to exercise ISOs and NSOs and stock purchase rights vested at a rate in accordance with the individual stock option agreements, which has been immediate to four years for employees and three to four years for non-employees. Options expire within a period of not more than 10 years from the date of grant. ISOs granted to an employee who, at the time the option is granted, owns stock representing more than 10% of the voting power of all classes of stock of the Company, expire within a period of not more than five years from the date of grant. Options expire between thirty and ninety days after termination of employment depending on the circumstances. The 1992 Plan ended in 2002 and no further options have been granted.   All options outstanding under the 1992 Plan were canceled in the merger effective June 21, 2007.

A summary of option activity under the 1992 Plan is as follows:

	Shares Under Option
	Employee	Non-employee	Total	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	5,550	619	6,169	$249
Forfeited	(1,276)	(30)	(1,306)	50
Canceled in the merger	(4,274)	(589)	(4,863)	249
Outstanding at June 30, 2007	—	—	—	—	—	—
Exercisable at June 30, 2007	—	—	—	—	—	—
Vested and expected to vest as of June 30, 2007	—	—	—	—	—	—

2004 Plan

The 2004 Stock Incentive Plan (the “2004 Plan”) provided for the grant of options and stock purchase rights to purchase up to a maximum of 2,100,000 shares of Alsius Medical’s common stock to employees, officers, consultants and directors. The 2004 Plan included ISOs, NSOs and stock purchase rights. For ISOs and NSOs, the exercise price per share shall be no less than 110% of the fair market value per share on the date of grant for an individual who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of stock of Alsius Medical. The right to exercise ISOs and NSOs and stock purchase rights vests at a rate in accordance with the individual stock option agreements, which has been immediate to four years for employees, and immediate to three years for non-employees. Options expire within a period of not more than 10 years from the date of grant. ISOs granted to an employee who, at the time the option is granted, owns stock representing more than 10% of the voting power of all classes of stock of Alsius Medical, expire within a period of not more than five years from the date of grant. Options expire between thirty days and six months after termination of employment depending on the circumstances. No stock purchase rights have been granted through the merger.  All options outstanding under the 2004 Plan were canceled in the merger effective June 21, 2007.

A summary of option activity under the 2004 Plan is as follows:

	Shares Under Option
	Employee	Non-employee	Total	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,683,624	164,138	1,847,762	$0.30	7.7
Forfeited	(9,877)	—	(9,877)	0.30	7.7
Canceled in the merger	(1,673,747)	(164,138)	(1,837,885)	0.30	7.7
Outstanding at June 30, 2007	—	—	—	—	—	—
Exercisable at June 30, 2007	—	—	—	—	—	—
Vested and expected to vest as of June 30, 2007	—	—	—	—	—	—

2006 Plan

In connection with the merger, the Company adopted the new 2006 Equity Incentive Plan (the “2006 Plan”).  The 2006 Plan provides for the grant of options to purchase up to a maximum of 2,850,000 shares of the Company’s common stock to employees, officers, consultants and directors.   The number of shares reserved for issuance under the 2006 Plan will be increased on the first day of each fiscal year from 2008 through 2016 to 3% of the fully diluted shares of common stock outstanding on the last day of the immediately preceding fiscal year; provided, however, that the percentage shall be reduced to 2% from and after the time when the Company calls its warrants for redemption (Note 9).  The 2006 Plan includes ISOs and NSOs. For ISOs and NSOs, the exercise price per share shall be no less than 110% of the fair market value per share on the date of grant for an individual who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of stock of the Company. The right to exercise ISOs and NSOs vests at a rate in accordance with the individual stock option agreements, which has been immediate to four years for employees, and immediate to three years for non-employees. Options expire within a period of not more than 10 years from the date of grant. ISOs granted to an employee who, at the time the option is granted, owns stock representing more than 10% of the voting power of all classes of stock of the Company, expire within a period of not more than five years from the date of grant. Options expire between thirty days and six months after termination of employment depending on the circumstances.  No options under the 2006 Plan have been granted through June 30, 2007.

IPO Option

In Ithaka’s initial public offering in August 2005, an option was issued to the underwriter of the initial public offering (the “IPO Option”) to purchase 425,000 units at an exercise price of $7.50 per unit.  A unit consists of one share of common stock and two redeemable common stock purchase warrants.  Ithaka accounted for the fair value of the IPO Option as an expense of its offering resulting in a charge directly to stockholders’ equity.  As of June 30, 2007, the IPO Option is outstanding and exercisable.

The IPO Option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the Option (the difference between the exercise prices of the Option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash. The unit purchase option agreement governing the IPO Option, as amended, states that the option may expire unexercised or unredeemed and expire worthless if there is no effective registration statement and states that in no event would Ithaka be obligated to pay cash or otherwise “net cash settle” the Option or the Warrants underlying the Option.

8.	SERIES F PREFERRED STOCK WARRANTS

In May 2005, the Company issued a warrant exercisable into 116,667 shares of Series F preferred stock in connection with the secured promissory note at an exercise price of $3.00 per share. The warrant was exercisable over a period of eight years. The $188 estimated fair value of the warrant on its issuance date was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 40.01%, risk free interest rate of 3.93%; and term of eight years. The warrant was exercisable either through the cash payment of the exercise price or through net share settlement at the option of the holder.  Prior to its exercise in June 2007, the warrant was carried at its fair value with decreases or increases in fair value at each reporting date recorded as other income (expense).  The warrant was classified as a liability as it was exercisable into redeemable preferred stock.

In conjunction with the 2006 Bridge Notes, the Company issued warrants exercisable into shares of Series F preferred stock in the event the Company does not complete an IPO, or common stock if an IPO is completed. The fair value of the warrants on their issuance dates was estimated using the Black-Scholes option pricing model as follows:

	April 2006	August 2006	October 2006	November 2006	December 2006	January 2007	February 2007
Estimated fair value on issuance date	$332	$—	$3	$3	$3	$3	$1
Dividend yield	0%	0%	0%	0%	0%	0%	0%
Expected volatility	58%	59%	60%	60%	60%	60%	60%
Risk free interest rate	4.96%	5.18%	4.77%	4.69%	4.62%	4.77%	4.77%
Term	3.72 years	3.62 years	3.45 years	3.37 years	3.29 years	3.64 years	3.58 years

The warrants are cancelled in the event of a sales transaction. Based on the probability of a sale transaction, the 2006 Bridge Note warrants were estimated to have minimal value. The warrants were exercisable either through the cash payment of the exercise price or through net share settlement at the option of the holder.  Prior to their cancellation upon the merger with Ithaka in June 2007, the 2006 Bridge Note warrants were carried at their fair value with decreases or increases in fair value at each reporting date recorded as other income (expense). The warrants were classified as liabilities as they were exercisable into redeemable preferred stock.

 The Company estimated the fair value of the warrant issued to Merrill Lynch Capital in February 2007 using the Black-Scholes option pricing model and assigned a probability to each outcome described in Note 5- Senior Secured Credit Facility. The fair value of the warrant on its issuance date was determined based on the following assumptions: dividend yield of 0%, expected volatility of 60%, risk free interest rates of 4.67% and 4.68%; and the contractual warrant term. The resultant estimated fair value of $206 was initially recorded as a warrant liability with decreases or increases in fair value at each reporting date recorded as other income (expense). The warrant is exercisable either through cash payment of the exercise price or through net share settlement at the option of the holder.

There are no outstanding Series F preferred stock warrants at June 30, 2007.

9.	COMMON STOCK WARRANTS

For accounting purposes, the Company is treated as having assumed the Registrant’s 17,698,200 outstanding redeemable common stock purchase warrants in the merger in June 2007. Each warrant entitles the registered holder to purchase one share of common stock of the Registrant at a price of $5.00 per share, subject to adjustment as discussed below. The warrants expire on April 17, 2009. The Registrant may call the warrants for redemption if all of the following conditions are met:

•	in whole and not in part;

•	at a price of $0.01 per warrant at any time after the warrants become exercisable;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

•
if, and only if, the reported last sale price of the common stock equals or exceeds $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to warrant holders.

The exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, a recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of common stock at a price below the exercise price.

The warrants can be exercised on a cashless basis in connection with any redemption.  The warrant holders do not have the rights or privileges of holders of common stock and any voting rights until they exercise their warrants and receive shares of common stock. After the issuance of shares of common stock upon exercise of the warrants, each holder will be entitled to one vote for each share held of record on all matters to be voted on by stockholders.  No warrants will be exercisable and the Registrant will not be obligated to issue shares of common stock unless, at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants.  The Registrant intends to file a registration statement on Form S-3 to register the shares that may be issued upon exercise of warrants.

IPO Warrants

In the Registrant’s initial public offering in August 2005, 8,500,000 units were sold.  In addition, in September 2005 the Registrant consummated the closing of an additional 349,100 units, which were subject to the underwriters’ over-allotment option.  A unit consisted of one share of common stock and two redeemable common stock purchase warrants (the “IPO Warrants”).  Each IPO Warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 commencing June 21, 2007 and expiring four years from the effective date of the initial public offering. As of June 30, 2007, 17,698,200 IPO Warrants are outstanding.

The IPO Warrants are redeemable, at the Registrant’s option, with the prior consent of the underwriter of the IPO, at a price of $.01 per IPO Warrant upon 30 days’ notice after the IPO Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. The warrant agreement governing the IPO Warrants, as amended, states that the warrants may expire unexercised or unredeemed and expire worthless if there is no effective registration statement and states that in no event would the Registrant be obligated to pay cash or other consideration to the holder of warrants or otherwise “net cash settle” any warrant exercise.

10.	INCOME TAXES

The Company has a history of continuing operating losses; accordingly, no federal income taxes have been incurred. The Company has established a valuation allowance against its deferred state or foreign tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced.

At December 31, 2006, the Company had net operating loss carryforwards for federal and state purposes of approximately $59,574 and $56,006, respectively. The net operating loss carryforwards for federal purposes begin to expire in 2007, and the net operating loss carryforwards for state purposes began expiring in 2006. The Company has research and experimentation credit carryforwards for federal and state purposes of approximately $1,900 and $1,475, respectively. The research and experimentation credits begin to expire in 2010 for federal purposes and carry forward indefinitely for state purposes. In addition, the Company has state manufacturing investment carryforwards of $49, which begin to expire in 2008.
The utilization of net operating loss and tax credit carryforwards may be subject to substantial limitations due to the ownership change limitations under the provisions of Internal Revenue Code Section 382 and similar state provisions. Utilization of $15,000 of the federal net operating loss carryforwards may also be subject to further limitation under the provisions of the Internal Revenue Code section 1503. The limitations could result in the expiration of the Company’s net operating loss carryforwards and credit carryforwards before full utilization.

11.	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share also includes the effect of stock options, warrants and other common stock equivalents outstanding during the period. In periods of a net loss position, basic and diluted weighted average shares are the same.

The merger with Ithaka in June 2007 was, for financial reporting purposes, treated as a reverse acquisition and essentially a recapitalization.  Because the number of shares outstanding following a reverse acquisition is significantly different from the number of shares outstanding prior to the combination, the weighted average shares outstanding for purposes of presenting net loss per share on a comparative basis has been retroactively restated to the earliest period presented in order to reflect the effect of the recapitalization that occurs in a reverse acquisition.  In effect, the reverse acquisition is similar to a stock split for the accounting acquirer, and retroactively restating the weighted average shares outstanding is consistent with the accounting required by SFAS No. 128, Earnings Per Share, for stock splits, stock dividends, and reverse stock splits.

Potentially dilutive securities that have been excluded from net loss per share computations due to the net loss position are:

Stock options (Note 7)	425,000
Common stock warrants (Note 9 )	18,591,916
19,016,916

12.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facility under a noncancelable operating lease which, as amended, expires in December 2008 with an option to extend the lease for an additional three-year term at market rates. Under the lease, the Company is required to pay for insurance, taxes, utilities and building maintenance.

The Company leases its facility under a noncancelable operating lease for the Alsius Service Center in Wateringen, The Netherlands which expires in 2010.

As of June 30, 2007, future minimum lease payments on the operating leases are as follows:

Year Ending December 31,
2007 (remainder)	$164
2008	342
2009	26
2010	10
$542

Rent expense for the six months ended June 30, 2007 and 2006 was $200 and $180, respectively.

Capital Leases

As of June 30, 2007, capital lease payments are due in monthly installments through October 2011 for a total of $119.

401(k) Plan

The Company has a 401(k) plan that covers substantially all employees. Employer contributions to the plan are at the discretion of the Board of Directors. The Company elected to make no contributions for each year since the inception of the plan. The Company paid administrative expenses on behalf of the plan of $3 for the year ended December 31, 2006.

Indemnifications

Each of the Registrant and Alsius Medical indemnifies its directors, and may indemnify its officers and other agents, to the maximum extent permitted under the Delaware General Corporation Law and the California Corporations Code, respectively. The indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities in the accompanying balance sheets.

13. SEGMENT INFORMATION

The Company operates in a single reporting segment. The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the financial statements.

The Company derives significant revenue from outside the United States. Revenue by geographic area, based on the customer location, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
United States	$595	$971	$1,026	$1,837
Austria	281	107	600	252
Germany	—	413	—	823
Rest of Europe	335	887	606	1,411
Other	16	122	17	202
	$1,227	$2,500	$2,249	$4,525

No other country represented more that 10 percent of total revenue.

The Company’s revenue by product category was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Disposables	$637	$1,257	$1,078	$2,267
CoolGard systems	552	1,118	1,083	2,043
Services	38	125	88	215
	$1,227	$2,500	$2,249	$4,525

The Company’s long-lived assets located in its country of domicile and internationally were as follows:

	As of December 31, 2006	As of June 30, 2007
United States	$881	$1,004
International	115	94
	$996	$1,098

14.	RELATED PARTIES

The Company paid approximately $352 and $539 in legal fees for the six months ended June 30, 2006 and 2007, respectively, to a law firm whose partner is the corporate secretary of the Company. Included in accounts payable and accrued expenses at December 31, 2006 and at June 30, 2007 is approximately $189 and $86, respectively, due to this law firm.

The Company paid approximately $30 and $10 in professional fees for the six months ended June 30, 2006 and 2007, respectively, to an executive recruiting firm whose principal is the spouse of a Vice President of the Company. Included in accounts payable and accrued expenses at December 31, 2006 and at June 30, 2007 is approximately $18 and $73, respectively, due to this executive recruiting firm.

In connection with the services rendered in the six months ended June 30, 2006 and 2007 for the procurement of the Company’s directors’ and officers’ insurance policies, the Company paid Woodruff-Sawyer & Co. a commission of $6 and $2, respectively. Stephen R. Sawyer is a partial owner of Woodruff-Sawyer & Co. and the brother of Ms. Hutton, one of the Company’s directors. Ms. Hutton has no financial ownership or interest in Woodruff-Sawyer & Co. and did not participate in the selection of Woodruff-Sawyer & Co. as the Company’s insurance broker.  There are no amounts included in accounts payable and accrued expenses at December 31, 2006 and June 30, 2007 due to Woodruff-Sawyer & Co.

15. SUBSEQUENT EVENT

On July 2, 2007, the Registrant’s board of directors approved the grant of 2,671,750 options to purchase common stock from the 2006 Plan at the exercise price of $5.10 per share, the fair value of the Registrant’s common stock on such date.

On August 9, 2007, the Company's board of directors authorized a warrant repurchase program that enables the company to deploy up to $3 million to repurchase outstanding warrants from time to time in the open market, through block trades or otherwise, pursuant to applicable securities laws. Depending on the market conditions, and other relevant factors, the Company may begin or suspend repurchases at any time without any prior notice. Any warrants acquired through the repurchase program will be cancelled. No time limit was set for the completion of the program. The warrant repurchase program has no accounting impact as of June 30, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see the “Risk Factors” section in Item 1A of this Form 10-Q. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-Q. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Overview

We are a commercial-stage medical device company that develops, manufactures and sells proprietary, innovative products to precisely control patient temperature in hospital critical care settings. Our products consist of our CoolGard temperature regulation system, which is a computer-controlled cooling and warming unit, as well as three families of single-use catheters used exclusively with the systems—Cool Line, Icy and Fortius. We market our products to acute care hospitals and critical care physicians through a direct sales force in the United States and independent distributors in international markets. Our revenue consists primarily of sales of the CoolGard system, single-use catheters and single use start-up kits which connect the catheter to the system. In the first quarter of 2007, we introduced our new ThermoGard system, a computer controlled cooling and warming unit used with our catheters that is similar to the CoolGard, but which contains additional features for use in surgical applications.   In June 2007, we introduced our “Hospital Interface Accessory” (HMIA).  The HMIA enables the caregiver to display the patient’s temperature on both the Alsius system and the patient monitor.  The HMIA is compatible with the majority of patient monitoring systems.

We began selling our products in the United States in April 2004 and, as of June 30, 2007, had established a U.S. installed base of over 164 systems in 79 hospitals, of which 127 had been sold and 37 were under evaluation. We began building a current network of independent distributors in Europe in February 2004, and as of June 30, 2007, had established a European installed base of over 275 systems in over 154 hospitals, of which 255 had been sold and 20 were under evaluation. We generated revenues of $1.6 million in 2004, $3.2 million in 2005, $6.0 million in 2006 and $4.5 million for the first six months of 2007, which represents an annual revenue growth of 100% and 88% in 2005 and 2006 and 105% from the first six months of 2006 as compared to the first six months of 2007, respectively. We had a net loss of $8.2 million in 2004, $10.1 million in 2005, $17.6 million in 2006 and $11.3 million for the six months of 2007. International sales accounted for 65% of our revenue in 2004, 62% in 2005, 57% in 2006 and 59% in the first six months of 2007. We expect U.S. sales to represent a greater percentage of our revenue as we continue to increase direct sales efforts in the United States.

We believe our revenues for 2007 will be negatively impacted by the length of time it took to close our merger with Ithaka. This extended delay in the infusion of capital caused new catheter projects and regulatory clearances in certain ex-US markets to fall behind schedule. Also, during the second quarter of 2007 we noted that our sales cycle in the US is taking longer than originally forecast.  We believe this extended sales cycle is due primarily to the fact that our hospital customers conduct more thorough evaluations of new temperature management products (including ours and our competitors') prior to making a purchase.   Although the sales cycle is taking longer, we believe we are rewarded with the majority of sales to hospitals seeking to purchase temperature management products, who have compared our products to available alternatives.

 We have FDA clearance to market our products in the United States for fever control in certain neuro-intensive care patients and temperature management in cardiac and neuro surgery patients, and are exploring ways to obtain clearance for cardiac arrest in the United States. We have broader clearance to market our products in Europe, Canada and Australia, including clearance for cardiac arrest, and are in the process of obtaining clearances to sell our products in China, Japan and other Asian countries. We only market our products for treatments in the specific cleared indications; however this does not prevent physicians from using our products for non-cleared, or off-label, uses. As of June 30, 2007, we had 18 direct sales people in the United States and over 25 independent international distributors covering over 33 countries. We intend to continue to expand the size of our direct U.S. sales force and clinical application specialists, as well as increase our network of distributors in Europe and other countries.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and disclosures of contingent assets and liabilities as of the date of the financial statements. On a periodic basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, inventories, warranty, stock-based compensation, warrants and embedded derivatives. We use historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue. We generate revenue primarily from the sale of our CoolGard system, three families of single-use catheters and single-use start-up kits, one of which is required with each catheter used. In the United States, we sell our products through a direct sales force and are paid directly by the hospital purchasing our products. Outside of the United States, we sell our products to distributors at a discount to the list price and are paid directly by the distributor, who then sells to the hospital. Our revenue recognition policy is the same for both domestic customers and distributors.

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the customer or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. Persuasive evidence of an arrangement consists of a purchase order for domestic customers and a distributor agreement with a purchase order for sales to international distributors. Delivery has occurred and title and the risks and rewards of ownership are transferred to the customer when the product has been shipped or received by the customer in accordance with the terms of the related purchase order. The price is fixed and determinable upon the receipt of a customer purchase order, which includes a stated purchase price. The majority of our arrangements include FOB shipping point terms. We use judgment when determining whether collection is reasonably assured and rely on a number of factors, including past transaction history with the customer and management evaluations of the credit worthiness of the customer. If we determine that collection is not reasonably assured, we would defer revenue until such time that collection is reasonably assured.

We evaluate whether the separate deliverables in its arrangements can be unbundled. Sales of the CoolGard system domestically to hospitals include separate deliverables consisting of the CoolGard system, disposables used with the system, installation and training. For these sales, we apply the residual value method in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables, which requires the allocation of the total arrangement consideration less the fair value of the undelivered elements, which consist of installation and training, to the delivered elements. Through June 30, 2007, there were a limited number of undelivered elements resulting in a minimal amount attributed to the undelivered elements. Installation and training are not included in arrangements with sales to distributors.

Explicit return rights are not offered to customers; however, we may accept returns in limited circumstances. We do not offer return rights for expired products to our customers. We assess levels of inventory in the distribution channel through regular communications with distributors by international sales and service personnel. The amount of returns through June 30, 2007 has been minimal. A sales return allowance has not been established because we believe returns will be insignificant.

We enter into equipment loan agreements with stated terms of primarily six-months with certain customers whereby the CoolGard system is placed at the customer’s site for their evaluation and use. During this time, the customer purchases disposables. There are no stated minimum purchase requirements. We account for these arrangements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases, and have classified these arrangements as operating leases. The consideration for the rental portion of the arrangement is considered to be contingent and is recorded when earned, which is when the disposables are recognized as revenue. The CoolGard system is classified as evaluation equipment and is depreciated over its estimated economic life of five years with depreciation included as a component of cost of revenue.

During 2005, we began to offer extended warranty contracts, which are separately sold to non-distributor customers. Revenue is recorded on a straight-line basis over the period of the contract, which is one year. The amount of deferred revenue through June 30, 2007 was minimal.

Accounts receivable. We record accounts receivable based on the invoice amount and do not charge interest on outstanding balances. Allowances for doubtful accounts are estimated for losses resulting from the inability of our customers to make required payments. We analyze accounts receivable and historical bad debts, customer credit, current economic trends and changes in customer payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered.

Inventory. Inventory, consisting of finished goods, work-in-progress and raw materials is stated at the lower of cost or market. We determine cost by the weighted average method. Inventory reserves are established when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Our catheters have an expiration date of two years from the date of manufacture, which we have established based on safety standards. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory reserves that could adversely impact our financial results.

Warranty reserve. We provide a 12 month warranty from date of purchase for domestic customers and a 15 month warranty from date of purchase for distributors on our CoolGard system, which covers parts, labor and shipping costs. We also allow our domestic customers one year from the date of purchase and our distributors two years from the date of purchase or the expiration date, whichever is shorter, to exchange any catheter or start-up kit that contains a defect. Accordingly, we have established a warranty reserve for our products. We estimate the costs that may be incurred under the warranties and record a liability for the amount of such costs at the time the products are sold. Factors that affect the warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and costs per claim, which requires management to make estimates about future costs. We periodically assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary. Although we test our products in accordance with our quality programs and processes, the warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Revisions to the originally estimated warranty liability would be required should actual product failure rates or service costs differ from original estimates, which are based on historical data.

Stock-based compensation. We applied the principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees prior to January 1, 2006, which requires us to record compensation expense equal to the excess of the estimated fair value of our common stock over the employee option’s exercise price on the grant date, the intrinsic value, and record such compensation expense over the stock option’s vesting period. Effective January 1, 2006, we adopted the provisions of SFAS 123(R) using the prospective transition method. Under the prospective transition method, only new awards, or awards that have been modified, repurchased or cancelled after January 1, 2006, are accounted for using the fair value method. We will continue to account for awards outstanding as of January 1, 2006 using the accounting principles under APB No. 25. We also issue stock options to non-employees and apply the principles of EITF No. 96-18, Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which requires that such equity instruments are recorded at their fair value and periodically adjusted as the stock options vest. The fair value of our non-employee stock options is estimated using the Black-Scholes option pricing model, which requires the use of management’s judgment in estimating the inputs used to determine fair value. Management’s estimate of the fair value of our common stock impacts compensation expense recorded in the results of operations for both employees and non-employees.

Another variable that impacts the estimated fair value of our employee stock options granted after January 1, 2006 and non-employee stock options is the volatility of the common stock. Prior to the completion of the merger with Ithaka in June 2007, Alsius Medical’s common stock was not publicly traded and therefore estimates were based on the volatility of comparable public companies. Changes in these estimates may increase the estimated value of the non-employee stock options and the related compensation expense recorded in the statement of operations.

In determining exercise prices for stock options prior to the merger with Ithaka in June 2007, we did not obtain contemporaneous valuations by an unrelated valuation specialist, but instead relied on our board of directors, the members of which we believe have extensive experience in the medical device market and a majority of which is comprised of non-employee directors, to determine a reasonable estimate of the then-current fair value of the common stock. Because we did not have any outside equity financings since September 2004, and because there had been no liquidity in our common stock, our board of directors determined the fair value of the common stock on the date options were granted based on several factors, including the liquidation preferences of our preferred stock, progress against regulatory and product development milestones, our financial condition and the likelihood of achieving a liquidity event such as an initial public offering or a sale of the company.

During the first six months of 2006, as we considered an initial public offering, we reassessed the valuations of common stock relating to option grants during the year ended December 31, 2005. We considered the expected value of our common stock in a planned initial public offering, in addition to our increasing sales, and favorable valuations of comparable publicly-traded medical device companies. As a result, the estimated fair value of our common stock in 2005 was greater than the exercise price of the stock options. We used a market-based approach in determining the fair value of our common stock as of each grant date, and also considered the following factors:

•	successive quarters of increased U.S. and international sales during 2005, which, by the end of the first six months of 2006 we believed evidenced its commercial traction;

•	our progress in developing its U.S. and international sales and marketing infrastructure;

•	our growing installed base of systems in hospitals and increasing catheter utilization; and

•	increased receptivity of the public capital markets to early stage medical device initial public offerings.

During the third quarter of 2006, as we changed our strategy from pursuing an initial public offering of our common stock to entering into a merger transaction with Ithaka, we reassessed the valuation model used in determining the fair value of common stock from a market-based approach to a probability weighted approach for a sale transaction or a recapitalization event. These new approaches included the following factors:

•	the proposed merger terms whereby eight million shares of Ithaka common stock would be issued as consideration for the merger;

•	the potential of an additional six million shares of Ithaka common stock would be issued as Milestone Shares if certain revenue targets were achieved in fiscal 2007-2009;

•	the amount of unsecured promissory notes which would have to be satisfied in accordance with their terms prior to any consideration being issued to our shareholders;

•	the priority position of preferred stockholders, particularly the Series F preferred stockholders, to common stockholders.

After consideration of the above factors, we determined that the estimated fair value of our common stock since September 30, 2006 was minimal. We did not grant any stock options between March 31, 2006 and June 30, 2007.

The aggregate intrinsic value recorded for employee stock options granted during the year ended December 31, 2005 was $1.2 million. We recognized $0.09 million as compensation expense in 2005, $0.3 million in 2006 and $0.4 million and $0.2 million in the first six months of 2006 and 2007, respectively, related to employee option grants. In addition, we recognized $0.2 million of compensation expense in 2005, ($0.05) million in 2006 and $0.04 million and $0 in the first six months of 2006 and 2007 respectively, for the fair value of options granted to non-employees.

Effective January 1, 2006, we account for stock options granted using SFAS No. 123(R), Share-Based Payment, which has replaced SFAS No. 123 and APB 25. Under SFAS No. 123(R), companies are no longer able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25, but will be required to account for such transactions using a fair-value method and recognize the expense in the statements of operations. We adopted the provisions of SFAS 123(R) using the prospective transition method. Under the prospective transition method, only new awards, or awards that have been modified, repurchased or cancelled after January 1, 2006, are accounted for using the fair value method. We will continue to account for awards outstanding as of January 1, 2006 using the accounting principles under APB No. 25.

Warrants. We issued warrants in 2005, 2006 and during the six months ended June 30, 2007 in connection with certain borrowings. We applied the principles of FSP 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable, to record the warrants as liabilities based on their estimated value on the issuance date. The warrant is carried at its fair value with decreases or increases in fair value at each reporting date recorded as other income (expense). The fair value of the warrants is estimated using the Black-Scholes pricing model, which requires the use of management’s judgment in estimating the inputs used to determine fair value.

Embedded Derivatives. In 2006 and during the three months ended March 31, 2007, we issued certain promissory notes (the “2006 Bridge Notes”). The 2006 Bridge Notes provide for a payment equal to 150% of the principal and accrued interest in the event there is a sale transaction of substantially all of the assets of the Company or a change in control in the form of the acquirer’s stock. This provision was determined to be an embedded derivative and was valued separately from the notes. The Company engages an independent consulting firm to assist management in determining the estimated fair value of the embedded derivatives. The estimated fair value is determined using a present value analysis and management’s estimate of the probability of a sale transaction. The embedded derivative was recorded as a liability at its estimated fair value with decreases or increases in fair value at each reporting date recorded as other income (expense).

Income Taxes. Effective January 1, 2007, we adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. The adoption of FIN 48 did not have a material impact on our financial position, results of operations or cash flows.

We have elected to recognize interest and penalties with respect to unrecognized tax benefits in income tax expense. We have identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months.

We are subject to taxation in the U.S. and various state jurisdictions. We are no longer subject to U.S. federal or state examinations by tax authorities for years before 2003.

At December 31, 2006, we had both federal and state net operating loss (“NOL”) carryforwards of approximately $59,574 and $56,006, respectively. The net operating loss carryforwards for federal purposes begin to expire in 2007, and the net operating loss carryforwards for state purposes began expiring in 2006. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax assets.

Utilization of the NOL carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since our formation, capital has been raised through the issuance of capital stock on several occasions which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition.

We are currently investigating the impact on whether an ownership change has occurred with the consummation of the merger in June 2007 or whether there have been multiple ownership changes since our formation.  There may be additional such ownership changes in the future. If we have experienced an ownership change at any time since our formation, utilization of the NOL carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization

Results of Operations

Six Months Ended June 30, 2007 and 2006

Revenue. Revenue was $4.5 million for the six months ended June 30, 2007, an increase of $2.3 million or 105%, from $2.2 million for the six months ended June 30, 2006. The increase was attributable to an increase in the sale of our catheters and start-up kits due to our growing installed base of CoolGard systems. During the six months ended June 30, 2007, we sold 4,224 catheters and 3,637 start-up kits, an increase of 101% and 101%, respectively, from the 2,097 catheters and 1,812 start-up kits sold during the six months ended June 30, 2006. In addition, we increased sales of our CoolGard systems from 62 during the six months ended June 30, 2006 to 109 during the six months ended June 30, 2007. Sales of our CoolGard system accounted for 45% and 48% of revenue and sales of catheters and start-up kits accounted for 50% and 48% of our revenue for the six months ended June 30, 2007 and 2006, respectively.  Sales in the United States accounted for 41% of our revenue for the six months ended June 30, 2007, compared to 46% for the six months ended June 30, 2006. We expect that U.S. sales will increase as a percentage of future revenue.

Cost of revenue. Cost of revenue consists of costs of materials, products purchased from third-parties, manufacturing personnel, freight, depreciation of property and equipment, royalties paid to technology licensors, manufacturing overhead, warranty expenses and inventory reserves. Royalties paid to third parties include two worldwide licenses related to our catheters. One license covers a coating used on our catheters and requires that we pay a royalty of between 2.0% and 3.5% on net revenue generated by all catheters. The other license covers technology used in our Cool Line catheter and requires that we pay a royalty of 2.5% on net revenue generated by the Cool Line catheter.

Cost of revenue was $4.1 million for the six months ended June 30, 2007, an increase of $1.1 million or 37%, from $3.0 million for the six months ended June 30, 2006. Cost of revenue increased primarily due to increased sales volume. As a percentage of revenue, cost of revenue decreased from 134% of sales for the six months ended June 30, 2006, to 91% of sales for the six months ended June 30, 2007. The percentage decrease was primarily due to higher average selling prices as a result of an increase in sales to domestic U.S. customers, to whom we sell directly, versus international sales which are made through distributors. The decrease in cost of revenue was partially offset by increased production costs due to labor and materials costs of $0.2 million during the six months ended June 30, 2007 to replace catheter components that did not meet quality specifications and $0.1 million increase in compensation and benefits related to the higher headcount (approximately 10%) needed to support the increased sales volume.

As production volume increases, we are able to more fully absorb fixed and partially fixed manufacturing costs which include such facility related costs as rent, utilities, supplies and insurance, as well as indirect labor costs for production management and quality assurance personnel. The percentage of cost of revenue attributed to these fixed and partially fixed costs was 16% and 20%, respectively, for the six months ended June 30, 2007 and 2006. For the balance of the fiscal year, we expect the cost of revenue to increase in total but to decrease as a percentage of revenue due to continued economies of scale, product cost reductions and improved production processes.

Research and development expense. Research and development expense consists of costs related to our regulatory and product development activities. Research and development expense has been, and we anticipate in the future will be, highest when it is actively engaged in human clinical trials to support new regulatory clearances. Research and development expense was $1.6 million for the six months ended June 30, 2007, an increase of $0.2 million, or 14%, from $1.4 million for the six months ended June 30, 2006. The increase was primarily due higher clinical research costs, specifically for testing and qualification process in Japan, and increased compensation and benefits related to the higher headcount (approximately 10%) needed to support the activities.   We expect research and development expenses to decline as a percentage of revenue due to a larger revenue base.

Sales and marketing expense. Sales and marketing expense consists of costs related to our direct sales force personnel, clinical application specialists, travel, trade shows, advertising, entertainment, and marketing materials provided to our international distributors. Sales and marketing expense was $5.0 million for the six months ended June 30, 2007, an increase of $2.3 million, or 85%, from $2.7 million for the six months ended June 30, 2006. This increase was primarily attributable to the growth of our direct sales force and marketing activities to support our worldwide market expansion. The number of employees increased by 71% from June 30, 2006 to 2007 resulting in increased compensation costs of $0.9 million, increased travel, trade show and meeting expenses of $1.1 million, increased commissions of $0.1 million corresponding to increase in sales, and increased outside services expenses of $0.1 million. We expect that expenses associated with sales and marketing activities will increase as we incur additional costs to support our worldwide market expansion.

General and administrative expense. General and administrative expense consists of costs related to personnel, legal, accounting and other general operating expenses. General and administrative expense was $1.7 million for the six months ended June 30, 2007, a decrease of $1.1 million or 39%, from $2.8 million for the six months ended June 30, 2006. The decrease was primarily attributable to and a decrease in stock based compensation of $0.1 million and decreased professional fees (legal, accounting, and printing) of $1.0 million as we undertook significant efforts in the six months ended June 30, 2006 related to an initial public offering (IPO) prior to commencing the merger transaction with Ithaka in late 2006.  The IPO costs were expensed when we withdrew our offering.   We expect that general and administrative expense will increase in absolute dollar amounts as we incur additional costs related to operating as a public company, such as legal and accounting fees, and higher costs for officers’ and directors’ insurance, investor relations programs and director and professional fees.

Interest income. Interest income was $0.05 million for the six months ended June 30, 2007, an increase of $0.01 million, or 25%, from $0.04 million for the six months ended June 30, 2006. This increase was due to the partial month of investing the cash and cash equivalents we obtained in the merger.

Interest expense. Interest expense was $3.4 million for the six months ended June 30, 2007, an increase of $2.9 million, or 580%, from $0.5 million for the six months ended June 30, 2006. The increase in interest expense resulted from an additional $2.4 million incurred on our convertible bridge notes issued from April 2006 through February 2007, and $0.6 million incurred on promissory notes issued in February and May 2007 in connection with our loan from Merrill Lynch Capital. The interest expense on the bridge notes included a discount associated with the warrants issued with the bridge notes.   We expect interest expense to decline in future periods due to the lower level of borrowings as compared to prior periods.

Other income (expense). Other expense was $0.08 million for the six months ended June 30, 2007 and June 30, 2006. This balance is primarily comprised of the changes in fair value of the warrant and embedded derivative liabilities.

Three Months Ended June 30, 2007 and 2006

Revenue. Revenue was $2.5 million for the quarter ended June 30, 2007, an increase of $1.3 million or 108%, from $1.2 million for the quarter ended June 30, 2006. The increase was attributable to an increase in the sale of our catheters and start-up kits due to our growing installed base of CoolGard systems. During the quarter ended June 30, 2007, we sold 2,489 catheters and 1,897 start-up kits, an increase of 102% and 80%, respectively, from the 1,235 catheters and 1,052 start-up kits sold during the quarter ended June 30, 2006. In addition, we increased sales of our CoolGard systems from 31 during the quarter ended June 30, 2006 to 60 during the quarter ended June 30, 2007. Sales of our CoolGard system accounted for 45% and 45% of revenue and sales of catheters and start-up kits accounted for 50% and 52% of our revenue for the quarters ended June 30, 2007 and 2006, respectively.  Sales in the United States accounted for 39% of our revenue for the quarter ended June 30, 2007, compared to 48% for the quarter ended June 30, 2006. We expect that U.S. sales will increase as a percentage of future revenue.

Cost of revenue. Cost of revenue consists of costs of materials, products purchased from third-parties, manufacturing personnel, freight, depreciation of property and equipment, royalties paid to technology licensors, manufacturing overhead, warranty expenses and inventory reserves. Royalties paid to third parties include two worldwide licenses related to our catheters. One license covers a coating used on our catheters and requires that we pay a royalty of between 2.0% and 3.5% on net revenue generated by all catheters. The other license covers technology used in our Cool Line catheter and requires that we pay a royalty of 2.5% on net revenue generated by the Cool Line catheter.

Cost of revenue was $2.2 million for the quarter ended June 30, 2007, an increase of $0.7 million or 47%, from $1.5 million for the quarter ended June 30, 2006. Cost of revenue increased primarily due to increased sales volume. As a percentage of revenue, cost of revenue decreased from 120% of sales for the quarter ended June 30, 2006, to 87% of sales for the quarter ended June 30, 2007. The percentage decrease was primarily due to higher average selling prices as a result of an increase in sales to domestic U.S. customers, to whom we sell directly, versus international sales which are made through distributors.

 As production volume increases, we are able to more fully absorb fixed and partially fixed manufacturing costs which include such facility related costs as rent, utilities, supplies and insurance, as well as indirect labor costs for production management and quality assurance personnel. The percentage of cost of revenue attributed to these fixed and partially fixed costs was 14% and 20%, respectively, for the quarters ended June 30, 2007 and 2006. For the balance of the fiscal year, we expect the cost of revenue to increase in total but to decrease as a percentage of revenue due to continued economies of scale, product cost reductions and improved production processes.

Research and development expense. Research and development expense consists of costs related to our regulatory and product development activities. Research and development expense has been, and we anticipate in the future will be, highest when it is actively engaged in human clinical trials to support new regulatory clearances. Research and development expense was $0.7 million for the quarter ended June 30, 2007, an increase of $0.1 million, or 17%, from $0.6 million for the quarter ended June 30, 2006. The increase was primarily due to increased compensation costs of $0.07 million and $0.03 million increase in clinical research, specifically for testing and qualification process in Japan. We expect research and development expenses to decline as a percentage of revenue due to a larger revenue base.

Sales and marketing expense. Sales and marketing expense consists of costs related to our direct sales force personnel, clinical application specialists, travel, trade shows, advertising, entertainment, and marketing materials provided to our international distributors. Sales and marketing expense was $2.6 million for the quarter ended June 30, 2007, an increase of $1.2 million, or 86%, from $1.4 million for the quarter ended June 30, 2006. This increase was primarily attributable to the growth of our direct sales force and marketing activities to support our worldwide market expansion. The number of employees increased by 71% from June 30, 2006 to 2007 resulting in increased compensation and commission costs of $0.5 million and increased travel, trade show and meeting expenses of $0.6 million. We expect that expenses associated with sales and marketing activities will increase as we incur additional costs to support our worldwide market expansion.

General and administrative expense. General and administrative expense consists of costs related to personnel, legal, accounting and other general operating expenses. General and administrative expense was $0.6 million for the quarter ended June 30, 2007, a decrease of $1.3 million or 68%, from $1.9 million for the quarter ended June 30, 2006. The decrease was primarily attributable to decreased professional fees (legal, accounting, and printing) of $1.1 million as we undertook significant efforts in early 2006 related to an initial public offering (IPO) prior to commencing the merger transaction with Ithaka in late 2006.  The IPO costs were expensed when we withdrew our offering. We expect that general and administrative expense will increase in absolute dollar amounts as we incur additional costs related to operating as a public company, such as legal and accounting fees, and higher costs for officers’ and directors’ insurance, investor relations programs and director and professional fees.

Interest income. Interest income was $0.04 million for the quarter ended June 30, 2007, an increase of $0.01 million, or 33%, from $0.03 million for the quarter ended June 30, 2006. This increase was due to the partial month of investing the cash and cash equivalents we obtained in the merger.

Interest expense. Interest expense was $1.5 million for the quarter ended June 30, 2007, an increase of $1.1 million, or 275%, from $0.4 million for the quarter ended June 30, 2006. The increase in interest expense resulted from $0.8 million incurred on promissory notes issued in February and May 2007 in connection with our loan from Merrill Lynch Capital and $0.5 million related to our borrowings in June 2007 from another finance company, partially offset by a reduction of $0.1 million related to the early repayment of the secured promissory note.  We expect interest expense to decline in future periods due to the lower level of borrowings as compared to prior periods.

Other income (expense). Other income was $0.2 million for the quarter ended June 30, 2007, an increase of $0.2 million from $5 thousand of other expense for the quarter ended June 30, 2006. This increase was primarily due to $0.5 million decrease in the fair value of warrant liabilities associated with the May 2005 secured promissory note and the 2006 Bridge Notes offset by $0.4 million increase in the fair value of embedded derivatives associated with the premium paid (150%) on the 2006 Bridge Notes upon the conversion in the merger transaction in June 2007.

Liquidity and Capital Resources

From our inception, we have financed our operations primarily through private sales of preferred stock, with aggregate net proceeds of $76.5 million in cash. From April 2006 through February 2007, we borrowed an aggregate amount of $10.6 million from existing shareholders (the 2006 Bridge Notes). We issued to each lending party unsecured convertible promissory notes bearing interest at 8% per annum. In February 2007, we borrowed $8.0 million from Merrill Lynch Capital of which $3.0 million was used to pay existing debt. We issued a secured promissory note to Merrill Lynch Capital bearing interest at 6.5% over the LIBOR rate with interest only payments for the first six months and interest and principal payments for 30 months thereafter. In connection with this term loan, we issued a warrant having a contractual life of ten years. We estimated the fair value of the warrant using the Black-Scholes option pricing model. The resultant estimated fair value of $206 resulted in a discount to the term loan. The discount will be amortized to interest expense using the effective interest method over the life of the term loan.

In May 2007, we and Merrill Lynch Capital amended our promissory note to provide for an additional $2.0 million of borrowing for an aggregate total of $10.0 million to be funded in two tranches. The second tranche of $2.0 million was funded on May 11, 2007 with interest at the same rate as the original note and it was repaid upon the close of the Ithaka merger. In connection with the second tranche, we did not issue any additional warrants but we did incur a fee of $150,000, which was paid out of proceeds.  In June 2007, we borrowed $1.5 million in an unsecured promissory note from a financing company.  The interest rate on this note is 15% and we incurred a fee of 7.5% which was paid out of proceeds.  We consummated our merger with Ithaka in June 2007, and in that transaction we acquired approximately $50.0 million of cash and cash equivalents.

We have incurred significant net losses since inception and have relied on our ability to obtain financing.  We expect operating losses and negative cash flows to continue for the foreseeable future as we incur additional costs and expenses related to expanding sales and marketing, continuing product development, and obtaining FDA and foreign regulatory approvals for new indications. We believe that our existing cash resources will be sufficient to fund our operations, anticipated capital expenditures and working capital requirements for at least the next twelve months.

Six Months Ended June 30, 2007 and 2006

As of June 30, 2007, we had cash and cash equivalents of $43.0 million, working capital of $40.5 million and an accumulated deficit of $87.3 million.

Cash flows used in operating activities. Net cash used in operations was $14.9 million for the six months ended June 30, 2007 and $6.6 million for the six months ended June 30, 2006. The net cash used in each of these periods primarily reflects the net loss for those periods, offset by non-cash charges such as depreciation and amortization, stock-based compensation, amortization of debt discounts and the change in fair value of warrant liabilities associated with the May 2005 and February 2007 secured promissory notes and Merrill Lynch Capital Term Loan and the change in the fair value of the warrant liabilities and embedded derivatives associated with our 2006 Bridge Notes.  Non-cash charges for depreciation and amortization, stock-based compensation, amortization of debt discounts and the change in fair value of warrant liabilities and embedded derivatives totaled $3.0 million and $0.9 million for the six months ended June 30, 2007 and 2006, respectively, representing a $2.1 million increase. This increase was comprised of a $2.3 million increase in discount amortization associated with the 2006 Bridge Notes, offset by a decrease in stock-based compensation of $0.2 million during the six months ended June 30, 2007.

For the six months ended June 30, 2006, operating assets and liabilities aggregated to a net increase of cash of $0.7 million, primarily related to increased accounts payable and accrued liabilities of $1.1 million and decreased inventories of $0.2 million.

For the six months ended June 30, 2007, operating assets and liabilities aggregated to a net decrease of cash of $6.5 million, representing an increased level of all operating assets and liabilities.  We were building inventories by $1.2 million to support our increased sales growth, and this partially attributed to the $4.7 million increase in accounts payable and accrued expenses.

Cash flows provided by (used in) investing activities. Net cash used in investing activities was $0.3 million and $0.2 million for the six months ended June 30, 2007 and 2006, respectively. We incurred capital expenditures of $0.3 million and $0.2 million for the six months ended June 30 2007 and 2006, respectively.  However, we expect our capital expenditures to increase in future quarters to support the growth of our infrastructure. We anticipate that our current operating facility will be appropriate to support our manufacturing demands for the foreseeable future.

Cash flows from financing activities. Cash flows from financing activities were $57.6 million for the six months ended June 30, 2007 and $3.5 million for the six months ended June 30, 2006. Cash flows from financing activities in the six months ended June 30, 2007 reflected $50.0 million of cash we acquired in the merger, $1.5 million in proceeds from the 2006 Bridge Notes, $10.0 million in proceeds from the promissory notes issued in February and May 2007 to Merrill Lynch Capital, and $1.5 million in proceeds on an unsecured promissory note, offset by $3.1 million for the payment in full of the 2005 promissory note with Oxford Finance Corporation and $2.0 million in repayment of the borrowings from Merrill Lynch.  We also paid $0.4 million in debt issuance costs on these borrowings.  Cash flows from financing activities in the first six months of 2006 reflects $3.5million in net principal payments on the note from Oxford Finance Corporation.

Uses of Capital Resources

We expect to use our capital to fund sales and marketing, manufacturing, research and development, and for general corporate purposes. We expect to increase the number of employees including the size of our U.S. sales force and clinical application specialists and increase our sales and marketing efforts internationally. From time-to-time we may acquire businesses, technology or products that complement our business, which may require substantial outlays of capital resources. No acquisitions are currently pending. As a result of the June 2007 merger with Ithaka, we will incur additional costs related to operating as a public company, such as legal and accounting fees, and higher costs for officers’ and directors’ insurance, investor relations programs and director and professional fees and other costs associated with public reporting requirements and compliance. Our use of capital resources depends upon a number of factors, including future expenses to expand and support our sales and marketing efforts, the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products, costs relating to changes in regulatory policies or laws that affect our operations, costs of filing, prosecuting, defending and enforcing our intellectual property rights, and possible acquisitions and joint ventures.

Duke University has a grant submission into the National Institutes of Health (NIH) to fund a cardiac arrest clinical trial. This trial will include patients treated with our device. At the end of this trial, the data will be submitted to the FDA for labeling for cardiac arrest. If funded, this trial will commence patient enrollment before the end of 2007 and should be complete by 2011. We will co-support this trial and our portion of the total estimated support costs are approximately $1.2 million over the four year period. The final NIH Funding decision is expected near the end of the third quarter of 2007. If the NIH does not fund this trial, we may decide to fund our own trial for cardiac arrest. However, our decision to conduct our own trial depends on whether the NIH trial moves forward. If we ultimately decide to fund our own trial, we would start enrollment before the end of 2007 and complete the trial in 2011. Our total cost to fund our own trial is approximately $4 million. In addition, we may from time to time, decide to pursue clearances for other indications, such as for burn victims. Trials for such other clearances would likely cost significantly less, in the several hundred thousand dollar range, and take less than one year to complete.

The following table summarizes information about our material contractual obligations as of June 30, 2007:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating leases	$542	$335	$207	$—	$—
Promissory notes	$9,500	$4,167	$5,333	$—	$—
Capital leases	$119	$24	$85	$10	$—

Operating leases. We lease our facility under a noncancelable operating lease which, as amended in May 2006, expires in December 2008 with an option to extend the lease for an additional three-year term at market rates. Under the lease, we are required to pay for insurance, taxes, utilities and building maintenance, commonly known as a “triple net” lease. We also lease a small space for our European service center in Wateringen, the Netherlands, under a lease that expires on May 31, 2010.

Promissory notes.  The senior secured credit facility with Merrill Lynch Capital, entered into in February 2007 and amended in May 2007,  consists of a $10.0 million term loan with an interest rate of one month LIBOR plus 6.50%, and the outstanding balance at June 30, 2007 is $8.0 million.   The term loan requires interest only payments for the first six months and interest and principal payments for each month thereafter through February 2010.

In June 2007, we entered into an unsecured promissory note for $1.5 million with an interest rate of 15%.  Interest is payable monthly and the principal is due on March 31, 2008.

Capital lease. In June 2006, we entered into a new lease commitment for computer equipment over a period of 63 months for a total value of $106 thousand. In November 2006, we entered into a new lease commitment for office equipment over a period of 60 months for a total value of $14 thousand. In April 2007, we entered into a new lease commitment for machinery and equipment over a period of 48 months for a total value of $14 thousand.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in material off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users’ understanding of a reporting entity’s choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS No. 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007. We are currently assessing the impact, if any, of adopting SFAS No. 159 on our financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and we do not expect that the adoption of this statement will have a material impact on our financial condition, results of operations, or cash flows.

In June 2006, the Emerging Issues Task Force issued EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-03”) to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to this Issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. The adoption of EITF 06-3 using the gross method of presenting taxes within revenue did not have a material impact on our financial position, results of operations and cash flows.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108. SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 was effective for fiscal years ending after November 15, 2006.  The Company adopted this statement and it did not have an impact on its financial condition or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our revenue is denominated in U.S. dollars, including sales to its international distributors. Only a small portion of our revenue and expenses is denominated in foreign currencies, principally the Euro. Our Euro expenditures primarily consist of the cost of maintaining its office in the Netherlands, including the facility and employee-related costs. A 10% increase in the value of the U.S. dollar relative to the Euro or a 10% decrease in the relative value of the dollar would have a negligible impact on current costs or revenue. To date, we have not entered into any hedging contracts. Future fluctuations in the value of the U.S. dollar may, however, affect the price competitiveness of our products outside the United States.

We invest our excess cash primarily in U.S. Treasury Bills with maturities less than 90 days. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk-sensitive instruments, positions or transactions to any material extent. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Due to the short-term nature of these investments, a 1% change in market interest rates would not have a significant impact on the total value of our portfolio as of June 30, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any material pending or threatened litigation.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

The funds we received in the merger may not be sufficient for us to operate our business beyond 2008, which may require us to raise additional funds.

When the merger with Ithaka closed in June 2007, $50.0 million of the proceeds from Ithaka’s IPO that were being held in trust, with the interest earned thereon, were released to be used, among other things, to fund ongoing working capital needs. We believe such funds will be sufficient to fund our operations at least through 2008. Thereafter, in order to meet our working capital obligations, we may need to raise additional financing through public or private equity offerings, or secure other sources of financing to fund our operations. The failure to secure additional financing could have a material adverse effect on the continued development or growth of our business.

We have not yet been able to finance our operations with the cash generated from our business and in the opinion regarding our 2006 financial statements, our independent registered public accounting firm stated that there is a substantial doubt regarding our ability to continue as a going concern. If we do not generate cash sufficient to finance our operations, we will need additional financing to continue our growth.

We have not yet generated sufficient cash from operations to finance our business. Our audited financial statements have been prepared assuming that we would continue as a going concern. Operations to date have been financed principally through the private placement of equity securities and debt securities convertible to equity. We have not reported an operating profit for any year since our inception, and from our inception through June 30, 2007, we had accumulated losses of $87.3 million. We expect to incur net losses for the foreseeable future. These losses may be substantial and we may never achieve or maintain profitability. These factors raise substantial doubt about our ability to continue as a going concern.

If our cash flow is insufficient in the future to finance our expenses, we may need to finance our growth through additional debt or equity financing or reduce costs. Any additional financing that we may require in the future may not be available at all or, if available, may be on terms unfavorable to us. Our inability to finance our growth, either internally or externally, would limit our growth potential and our ability to implement our business strategy.

Our ability to market our CoolGard and ThermoGard systems and accompanying disposable catheters in the United States is limited to fever control in neuro-intensive care patients and temperature management in cardiac and neuro surgery patients. If we want to expand our marketing claims to cardiac arrest or other uses, we will need to obtain additional FDA clearances or approvals, which may be expensive and time-consuming and may not be successful.

In the United States, the Food and Drug Administration, or FDA, has only cleared our CoolGard and ThermoGard systems for use with our Cool Line catheter for fever reduction, as an adjunct to other antipyretic therapy, in intubated and sedated patients with cerebral infarction and intracerebral hemorrhage who require access to central venous circulation. Our CoolGard and ThermoGard systems used with our Icy or Fortius catheter have been cleared in the United States only for use in cardiac surgery patients to achieve and maintain normothermia during surgery and in recovery and intensive care, and to induce, maintain and reverse mild hypothermia in neuro surgery patients in surgery and in recovery and intensive care. These clearances restrict our ability to market our products in the United States for treatment outside these specific cleared indications.

In 2004, we submitted a 510(k) notification to the FDA to have our products cleared for cardiac arrest. In March 2005, the FDA convened a meeting of the Circulatory System Devices Panel to consider the data submitted in the 510(k) notification. Following that meeting in 2005, we withdrew our request for cardiac arrest clearance because the FDA stated that it would require additional safety and efficacy data from a randomized, controlled human clinical trial. We decided not to conduct such a trial at that time because we wanted to focus on marketing our products for their cleared indications. In the future, we intend to obtain the required clinical data to support a renewed submission for cardiac arrest clearance by participating in clinical trials in collaboration with others or conducting our own human clinical trials. Additionally, we may pursue FDA clearances or approvals to market our products for other applications, such as inducing hypothermia in patients with stroke or acute myocardial infarction. These trials may be expensive and time-consuming, and we cannot assure you that the FDA will ultimately grant our clearance or approval for such indications.

If we do not obtain FDA clearance for cardiac arrest, or other indications, we may be at risk for liabilities and lost revenue as a result of off label use, as discussed in the next risk factor below.

We may lose significant revenue and incur significant liability if it is determined under FDA regulations that we are promoting off-label use of our products.

A significant portion of our current revenue is, and anticipated future revenue increasingly will be, derived from the sale of our products to treat cardiac arrest. We have regulatory clearances to sell our products in Europe and in other countries outside the United States to treat cardiac arrest, but we do not have FDA clearance to sell our products in the United States to treat cardiac arrest. In the United States, the use of our products to treat cardiac arrest is and will be considered off-label use unless and until we receive regulatory clearance for use of our systems and catheters to treat cardiac arrest patients. We intend to conduct a clinical trial for cardiac arrest approval in the United States, which we expect to begin in 2007 and, if successful, conclude with an FDA clearance in 2011. There is no assurance, however, that such a clearance will be obtained.

We do not track how physicians use our products after they are purchased, and cannot identify what percentage of our revenues are derived from off-label use. We are aware, however, that physicians in the United States are using our products off-label to treat cardiac arrest, and expect this use to increase. We believe this is due in large part to the 2006 American Heart Association recommendation that cooling be used to treat cardiac arrest. We have received increasing inquiries from U.S. physicians interested in using our products to treat cardiac arrest, in addition to cleared indications. In addition, in order to gather general market data and help us work with the FDA to design a clinical trial for cardiac arrest, our field personnel have recently begun to ask hospitals why they are interested in purchasing our products. Of approximately 300 U.S. hospitals queried, over half have indicated they are interested in cooling cardiac arrest patients, in addition to our cleared indications. We have also seen a similar level of interest in Europe, where our products are cleared for cardiac arrest. Based on these interest levels, we estimate it is possible that between 20% and 40% of our current U.S. revenues (or between 10% and 20% of our worldwide revenues) could be derived from off-label use. We also estimate that over time up to 50% of our U.S. revenues (or approximately 25% of our worldwide revenues) could be derived from purchases of our products to treat cardiac arrest.

Under the Federal Food, Drug and Cosmetic Act and other laws, we are prohibited from promoting our products for off-label uses. This means that we may not make claims about the safety or effectiveness of our systems and catheters for the treatment of cardiac arrest patients, and may not proactively discuss or provide information on the use of our products for the treatment of cardiac arrest patients, with very limited exceptions. Physicians, however, may lawfully choose to purchase our products and use them off-label. For example, we have clearance to sell our products to induce, maintain and reverse hypothermia in neurosurgery patients. A physician could use the same product to induce, maintain and reverse hypothermia in cardiac arrest patients, which would be an off-label use.

The FDA and other regulatory agencies actively enforce regulations prohibiting promotion of off-label uses and the promotion of products for off-label uses. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies, and even criminal sanctions. Due to these constraints, our sales and marketing efforts focus only on cleared indications for its products. When a hospital or physician expresses interest in potential off-label use, our field personnel (sales representatives and clinical specialists) have been trained to limit their discussion or training of our products only to their general attributes for cooling and warming at patient, and the on-label indications. Our clinical applications specialists work in hospitals to instruct physicians and nurses on how to use our CoolGard units, and how to run the unit once our catheter has been inserted into the patient. The specialists do not, however, select which patients receive treatment or assist in the insertion of the catheter, both of which are done by the physician. The specialists thus do not determine the type of treatment (i.e., on-label or off-label) for which our products are used, and products are used in the same manner whether the patient is receiving an on- or off-label treatment. We do, upon request, disseminate information relating to the use of our products for off-label uses such as cardiac arrest. The FDA Modernization Act (“FDAMA”) permits companies to respond in a non-promotional manner to unsolicited requests from doctors and hospitals for off label-information. We respond to such requests in a manner we believe is permitted under the FDAMA, by providing copies of and citations to articles that discuss off-label uses.

We do not believe any of our activities constitute promotion of off-label use. Should the FDA determine, however, that our activities constitute promotion of off-label use, the FDA could bring action to prevent us from distributing our products within the United States for the off-label use, could impose fines and penalties on us and our executives, and could prohibit us from participating in government healthcare programs such as Medicare and Medicaid. We could be required to substantially change our sales, promotion and educational activities. If we are prevented from distributing our products in the United States to treat cardiac arrest, we could lose an estimated 10% and 20% of our current revenues, and up to 25% based on future estimates. FDA actions concerning the promotion of off-label uses are typically expensive, disruptive and burdensome, and generate negative publicity. As a result, such an action could affect our reputation generally and interfere with our ability to sell our products even for approved uses. This would have an even greater negative impact on our sales and financial condition, and may require us to raise additional capital, which may not be available, or, if available may be dilutive to existing stockholders.

In addition to liability under FDA regulations, we may also incur significant liability related to off-label use under other federal and state laws and regulations.

In addition to potential FDA action, other federal and state authorities could bring action against us if they believe our activities constitute promotion of off-label use. The Federal False Claims Act, and similar state laws, imposes civil liability on any person or entity who submits, or causes the submission of a false or fraudulent claim to the U.S. or state government. Damages under such laws can be significant, including fines and penalties. The Federal False Claims Act also allows a private individual or entity to sue on behalf of the government to recover the civil penalties and treble damages. The U.S. Department of Justice has enforced the Federal False Claims Act against pharmaceutical manufacturers whose promotional practices were found to have included the off-label promotion of drugs. These cases were brought on the grounds that the off-label promotion resulted in the submission of false claims to federal and state healthcare entitlement programs such as Medicare and Medicaid. Such manufacturers have entered into settlements with the federal government under which they paid amounts and entered into agreements that require substantial reporting and remedial actions. The federal authorities, and state equivalents, may likewise seek to enforce the False Claims Act against medical device manufacturers, which may result in similar penalties and have an adverse effect on our U.S. sales. Action could also be brought against us under the Federal Anti-Kickback Act and the Health Insurance Portability and Accountability Act (HIPAA), and equivalent state laws, if we were deemed to have induced physicians to make false claims for services provided. This action can be brought regardless of whether the false claims related to on-label or an off-label use. The probability of success of such an action would be significantly increased if there were an existing finding that our products were misbranded or adulterated, which could result if the products were considered to be marketed for off-label uses.

We face uncertainty related to pricing, reimbursement and health care reform, which could reduce our revenue. In addition, if we are found to be marketing our products for off-label uses, we can be barred from federal and state reimbursement programs, which could jeopardize all of our U.S. sales.

Sales of our products depend in part on the availability of coverage and reimbursement from third-party payors such as government insurance programs, including Medicare and Medicaid, private health insurers, health maintenance organizations and other health care related organizations. Both the federal and state governments in the United States, and foreign governments, continue to propose and pass new legislation affecting coverage and reimbursement policies, which are designed to contain or reduce the cost of health care. There may be future changes that result in reductions in current coverage and reimbursement levels for our products, and we cannot predict the scope of any future changes or the impact that those changes would have on our operations.

Adoption of our products by the medical community in the United States may be limited if doctors and hospitals do not receive full reimbursement for our products. Currently, existing procedure codes only cover reimbursement for a portion of the cost of our products. We do not have a specific Current Procedural Terminology, or CPT, reimbursement code for our products in the United States. The use of our product is paid for via two mechanisms. It is expensed within general Diagnosis Related Groups (DRG) and there is a small remuneration provided to the physician for a central line insertion. All our catheters have central line features. There are no disease specific billing codes that apply to the use of our product in the off label cardiac arrest indication. Physicians and hospitals have been using reimbursement codes related to central venous catheters or other critical care codes for our products, which provide only partial reimbursement.

Current cost control initiatives may decrease coverage and payment levels for existing and future products and, in turn, the price that we can charge for any existing product or those that we develop or market in the future. For example, the Medicare Modernization Act revised the Medicare payment methodology for many drugs covered under Medicare. We cannot predict the full impact of the new payment methodologies on our business. We are also impacted by efforts by private third-party payors to control costs. We are unable to predict all changes to the coverage or reimbursement methodologies that will be employed by private or government payors. Any denial of private or government payor coverage or inadequate reimbursement for procedures performed using our products could harm our business and reduce our revenue.

If  we are found by the FDA or other federal or state authorities to be marketing our products for off-label uses, we may be temporarily or permanently barred from participating in government sponsored healthcare programs such as Medicare and Medicaid. We estimate that up to 25% of our current revenues may come from Medicare and Medicaid. However, if we are barred from participating in such programs, hospitals may refuse to purchase our products altogether. As a result, such a ban from participating in these programs could jeopardize all of our U.S. sales.

The FDA has required that we place a warning label on our Cool Line catheter and that we collect safety data on the Cool Line. If the FDA concludes that the Cool Line catheters pose a statistically significant safety risk, it could require that we conduct additional clinical studies or recall the Cool Line in the United States, which could materially impact the sales and marketability of our Cool Line Products in the United States.

We obtained 510(k) clearances for the current indications for which we market our products. However, the FDA may seek to limit or revoke our clearances if safety or effectiveness problems develop. In 2002, we completed a 296-patient randomized, controlled clinical trial in support of our initial regulatory submission to the FDA. Based on the trial results, in August 2003, the FDA granted us 510(k) clearance for our CoolGard system and Cool Line catheter for treatment of fever reduction in patients with cerebral infarction and intracerebral hemorrhage. As a result of higher mortality rates in the clinical trial among patients treated for fever reduction following subarachnoid hemorrhage and primary traumatic brain injury, the FDA did not clear the Cool Line for these two indications. In addition, the FDA required that we place a warning label on our Cool Line catheter which states that the Cool Line is not cleared for treatment of these two indications, and discloses the mortality data associated with the two cleared and two non-cleared indications.

The FDA also required that we conduct a post market surveillance, or PMS, study of 200 patients treated with our Cool Line versus 200 patients from the same hospitals treated with conventional fever control therapies. In February 2006, we filed a report with the FDA on the first 83 patients in the PMS study, which we believed showed good safety results. However, if these results or subsequent PMS safety data ultimately cause the FDA to conclude that our Cool Line catheters pose a statistically significant safety risk, the FDA could require that we conduct additional clinical studies or recall the Cool Line in the United States. Either of these potential FDA actions could materially impact the sales and marketability of our Cool Line products in the United States.

The long sales cycle for our system may cause revenue and operating results to vary significantly quarter to quarter and year to year.

The decision to purchase our CoolGard and ThermoGard systems and catheters often involves a significant commitment of resources and a lengthy evaluation process. We need to convince hospitals and critical care providers that our products are more effective than, and provide advantages over, competing temperature management products. Hospital purchases often involve a committee decision requiring approval of multiple decision makers including physicians, nurses and administrators. As a result, our sales process varies by hospital and country. In addition, a hospital typically uses funds from its capital equipment budget to purchase our CoolGard and ThermoGard systems. Budget constraints and the need for multiple approvals within the hospital may delay the purchase decision for our products. This can result in a lengthy sales process, sometimes as long as six months to a year. The long sales cycle for our system may cause our revenue and operating results to vary significantly quarter to quarter and year to year.

We depend on several large customers for our international sales, and a loss of or decline in sales to such customers may significantly reduce our revenue.

A significant portion of our sales in Europe are to a few key distributors.  In 2006, Euromed and Fuchs Medical accounted for 24% and 4%, respectively, of Alsius’s revenue. For the six months ended June 30, 2007, Euromed and Fuchs Medical accounted for 6% and 4%, respectively, of our revenue. From time to time, other international distributors may also account for a large portion of our revenue. Our contract with Euromed covered Austria and Germany. We decided to terminate our contract with Euromed effective May 2007, in order to enter into a new contract with Euromed that covers Austria, and a separate contract with another distributor, Elan, for Germany, which previously acted as Euromed’s subdistributor of our products in Germany. In May 2007, we entered into a new contract with Elan for Germany, but are still in the process of negotiating a contract with Euromed for Austria. There is no assurance, however, that we will be successful in completing a contract with Euromed for sales in Austria, which we estimate accounted for approximately 8% of our revenues in 2006. For the six months ended June 30, 2007, Elan accounted for 18% of our revenue.  Our contracts with Elan and other international distributors do not assure us significant minimum purchase volume. If a contract with a distributor is terminated for cause or by us for convenience, the distributor will have no obligation to purchase products from us. Our contracts with future distributors will typically have similar terms, and will not assure us of long-term minimum purchase volumes. The loss of, or any sudden decline in business from, any significant distributor, likely would lead to a significant decline in our revenue. We may not be able to retain this or other large customers or any other significant distributor. If we were to lose Euromed or any other large distributor, it may take significant time to replace the distributor and the revenue generated by them, and we may not ultimately be able to do so.

We have a limited history of commercial sales that makes it difficult to predict future performance and could impair our ability to grow revenue or achieve or maintain profitability.

We were incorporated in December 1991 and recapitalized and reorganized our operations and business in November 1998 to focus on intravascular temperature management. We began very limited sales of earlier versions of our products in Europe in December 2000 and began a more significant international sales launch of our current products in February 2004, when we started building a current network of independent distributors. We began sales in the United States in April 2004 through our own direct sales force. Consequently, we have a limited history of commercial sales of our products, which hinders us from accurately predicting sales and managing our inventory levels. As we expand our business, managing our inventory levels may become more difficult and may affect our cash position and results of operations. Our inability to forecast future revenue or estimated life cycles of products may result in inventory-related charges that would negatively affect our gross margins and results of operations.

If we are unable to achieve continued market penetration with conventional temperature management products, we will be unable to compete effectively.

We principally compete with companies that sell conventional temperature management products such as cooling and warming blankets, ice packs and other external devices. We also compete against companies with newer surface temperature management products, such as Medivance, Inc., a privately held company that sells self-regulating cooling pads. Additionally, we compete with companies that have developed other intravascular approaches that are either pre-commercialization or in very early stages of commercialization. Competition with these companies could result in price-cutting, reduced profit margins and loss of market share. We may also face competition from manufacturers of pharmaceuticals and other products that have not yet been developed.

Our ability to compete effectively depends upon our ability to distinguish our products and includes such factors as:

•	product performance;

•	development of successful distribution channels, both domestically and internationally;

•	success and timing of new product development and introductions;

•	intellectual property protection; and

•	quality of customer support.

Cooling and warming blankets are more widely used and less expensive than our products. Newer surface cooling pads have been on the market for approximately the same amount of time as our products and are currently offered at prices similar to those offered for our products. If our potential customers have already purchased competing products, they may feel the need to recoup the cost of those products before they consider purchasing our products, even if they believe our products are superior. If we are unable to achieve continued market penetration, we will be unable to compete effectively. In addition, some of our current and potential competitors may have significantly greater financial, research and development, manufacturing and sales and marketing resources than we do. Our competitors could use their greater financial resources to acquire other companies to gain enhanced name and brand recognition and market share, as well as new technologies or products that could effectively compete with our products.

Ours products are subject to product defects, recalls or failures, which could harm our financial results.

In manufacturing our products, we depend on third parties to supply various components. Many of these components require a significant degree of technical expertise to produce. Complex medical devices, such as our CoolGard and ThermoGard systems, can experience performance problems in the field that require corrective action. If our suppliers fail to produce components to our specifications, or if the suppliers or we use defective materials or poor workmanship in the manufacturing process, the reliability and performance of our products will be compromised. We cannot assure you that our testing procedures will adequately identify all defects in our products or that component failures, manufacturing errors, or inadequate labeling, that could result in an unsafe condition or injury to the operator or the patient, will not occur. If any defects occur, we may incur warranty or repair costs, be subject to claims for damages related to product defects, be required to recall products, or experience manufacturing, shipping or other delays or interruptions as a result of these defects. Any recall would divert management attention and financial resources and could expose us to product liability or other claims, which may not be adequately covered by insurance, and may harm our reputation with customers. A recall involving our CoolGard or ThermoGard systems could be particularly harmful to our business and financial results, because our CoolGard and ThermoGard systems are necessary components that allow our catheters to work.

Risks Related to Our Regulatory Environment

If we fail to maintain U.S. Food and Drug Administration and other government clearances for our current products and indications, or if we fail to obtain clearances for additional products and indications, our business would be significantly harmed.

Compliance with FDA, state and other regulations is complex, expensive and time-consuming. The FDA and state authorities have broad enforcement powers. Federal and state regulations, guidance, notices and other issuances specific to medical devices regulate, among other things:

•	product design, development, manufacturing and labeling;

•	product testing, including electrical testing, transportation testing and sterility testing;

•	pre-clinical laboratory and animal testing;

•	clinical trials in humans;

•	product safety, effectiveness and quality;

•	product manufacturing, storage and distribution;

•	pre-market clearance or approval;

•	record keeping and document retention procedures;

•	product advertising, sales and promotion;

•	PMS and medical device reporting, including reporting of deaths, serious injuries or other adverse events or device malfunctions; and

•	product corrective actions, removals and recalls.

Our failure to comply with any of the foregoing could result in enforcement actions by the FDA or state agencies, which may include fines, injunctions, penalties, recalls or seizures of our products, operating restrictions or shutdown of production. Any noncompliance may also result in denial of our future requests for 510(k) clearance or pre-market approval (PMA) of new products, new intended uses or modifications to existing products and could result in the withdrawal of previously granted 510(k) clearance or PMA. If any of these events were to occur, we could lose customers and our product sales, business, results of operations and financial condition would be harmed.

We may be unable to obtain or maintain international regulatory qualifications, clearances or approvals for our current or future products and indications, which could harm our international business.

Sales of our products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. In addition, exports of medical devices from the United States are regulated by the FDA. We have obtained a Conformité Européenne, or CE Mark, in Europe for temperature management in patients for whom a central venous catheter is warranted. We have obtained a regulatory license to market our products in Canada for cooling and warming critical care patients, including for cardiac arrest. We have also obtained regulatory clearance to market our products in Australia for cooling and warming critical care patients, and have applied for similar clearances in China, Japan and other Asian countries. Complying with international regulatory requirements can be an expensive and time-consuming process and clearance or approval is not certain. The time needed to obtain clearance or approvals, if required by other countries, may be longer than that required for FDA clearance or approvals, and the requirements for such clearances may be more expensive. Foreign clearances may significantly differ from FDA requirements, and we may be unable to obtain or maintain regulatory qualifications, clearances or approvals in other countries. If we experience delays in receiving necessary qualifications, clearances or approvals to market our products outside the United States, or if we fail to receive those qualifications, clearances or approvals, we may be unable to market our products in international markets.

We may be subject to production halts and penalties if we or our third-party vendors fail to comply with FDA manufacturing regulations, which could harm our business.

We are required to comply with the FDA’s Quality System Regulation, or QSR, which applies to our facility and the facilities of our third-party component manufacturers and sterilizers. The QSR sets forth minimum standards for the design, production, quality assurance packaging, sterilization, storage and shipping of our products. Our products are also covered by FDA regulation that imposes record keeping, reporting, product testing and product labeling requirements. These requirements include affixing warning labels to our products, as well as incorporating certain safety features in the design of our products. The FDA enforces the QSR and performance standards through periodic unannounced inspections. We and our third-party component manufacturers, suppliers and sterilization providers are subject to FDA inspections at all times. Our failure or the failure of our component manufacturers, suppliers and sterilization providers to take satisfactory corrective action in response to an adverse QSR inspection or failure to comply with applicable performance standards could result in enforcement actions, including a public warning letter, a shutdown of manufacturing operations, a recall of products, and civil or criminal penalties.

Future enhancements of our products or new products we may develop may require new clearances or approvals or require that we cease selling such products until new clearances or approvals are obtained, which would harm our revenue and future profitability.

We plan to make modifications to our CoolGard and ThermoGard systems and such modifications may require that we apply for additional 510(k) clearances. Any modification to a 510(k)-cleared device that would constitute a change in its intended use, design or manufacture could require a new 510(k) clearance or, possibly, a PMA. If the FDA requires that we submit a new 510(k) or PMA application for the modifications, we may be required to cease promoting or to recall the modified product until we obtain clearance or approval. In addition, we could be subject to fines or other penalties. We may not be able to obtain additional 510(k) clearances or PMAs for new products or for modifications to, or additional indications for, our existing products in a timely fashion, or at all. Delays in obtaining future clearances would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and future profitability.

We will spend considerable time and money complying with federal, state and foreign regulations in addition to FDA regulations, and, if we are unable to fully comply with such regulations, we could face substantial penalties.

In addition to FDA regulations, we are subject to extensive U.S. federal and state regulations and the regulations of foreign countries in which we conduct business. The laws and regulations that affect our business, in addition to the Federal Food, Drug and Cosmetic Act and FDA regulations include, but are not limited to:

•	state consumer, food and drug laws, including laws regulating manufacturing;

•	the federal anti-kickback statute, which prohibits compensation for arranging a good or service paid for under federal health care programs;

•	Medicare regulations regarding reimbursement and laws prohibiting false reimbursement claims;

•	federal and state laws protecting the privacy of patient medical information, including the Health Insurance Portability and Accountability Act;

•	the Federal Trade Commission Act and similar laws regulating advertising and consumer protection; and

•	regulations similar to the foregoing outside the United States.

If our operations are found to be in violation of any health care laws or regulations, we may be subject to civil and criminal penalties, exclusion from Medicare, Medicaid and other government programs and curtailment of our operations. If we are required to obtain permits or licenses under these laws, we may be subject to additional regulation and incur significant expense. The risk of being found in violation of these laws is increased by the fact that many of them have not been fully or clearly interpreted by the regulatory authorities or the courts, and their provisions are subject to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation.

Risks Related to Our Operations

We depend upon a limited number of suppliers for the components of our products, making us vulnerable to supply shortages and price fluctuations, which could effect our customer demand and our revenue could decline.

Many of the components and materials used in our products are manufactured by a limited number of suppliers, and in some cases one supplier. Any supply interruption or an increase in demand beyond our suppliers’ capabilities could harm our ability to manufacture our products until a new source of supply is identified and qualified, which could result in lower revenue. Identifying and qualifying additional suppliers for the components used in our products, if required, may not be accomplished quickly or at all and could involve significant costs. In particular, we currently have only one supplier, Glacier Bay Inc., for a key component of our products. However, if this supplier decides not to supply us with the requisite components or if there is any other interruption or delay in the supply, we estimate it would take six to nine months to replace the supplier, and we may be unable to obtain alternate suppliers at acceptable prices or in a timely manner. If supply interruptions were to occur, our ability to meet customer demand would be impaired and customers may decide to cancel orders or switch to competitive products. Switching components or materials may require product redesign and new submissions to the FDA that could significantly delay production or, if the FDA refuses to approve the changes, stop us from manufacturing and selling our products.

We are subject to risks associated with international sales that could harm our financial condition and results of operations.

International sales accounted for 57%, 54% and 59% of our revenue for 2006 and the six months ended June 30, 2006 and 2007, respectively. Although we intend to increasingly focus on sales in the United States, we believe that a significant percentage of our future revenue will continue to come from international sales. In particular, we rely on a network of third-party distributors to market and sell our products in non-U.S. markets. The success of our international sales depends upon a number of factors beyond our control, including the effectiveness and skill of our distributors and their willingness to commit resources and prioritize the sale of our products. These parties may not have the same interests as we do in marketing our products. If these distributors do not actively sell our products, we may be unable to increase or maintain our current level of international revenue. In order to grow our business and expand the territories into which we sell our products internationally, we will need to attract additional skilled distributors in key geographic areas. We cannot assure you that distributors will be available on acceptable terms.

Additionally, international sales are subject to a number of other risks, including:

•	reduced protection for intellectual property rights in some countries;

•	export restrictions, trade regulations and foreign tax laws;

•	fluctuating foreign currency exchange rates;

•	foreign certification and regulatory requirements;

•	customs clearance and shipping delays; and

•	political and economic instability.

Additionally, our products and manufacturing facilities are subject to review and inspection by foreign regulatory agencies. Foreign authorities have become increasingly stringent and we and our distributors may be subject to more rigorous regulation in the future. Our failure or the failure of our distributors to comply with foreign regulations may restrict our and our distributors’ ability to sell our products internationally.

Our success depends on our ability to mange ours business as we increase the scale of our operations.

It may be difficult for we to control costs if we significantly expands our sales, marketing and manufacturing capacities. Changes in manufacturing and rapid expansion of personnel may mean that less experienced people are producing and selling our products, which could result in unanticipated costs and disruptions to our operations. Our success in growing our business will depend upon our ability to implement improvements in our operational systems, realize economies of scale, manage multiple development projects, and continue to expand, train and manage our personnel and distributors worldwide. If we cannot scale and manage our business to expand sales of our products, we may not achieve our desired growth and our financial results may suffer.

We have no experience manufacturing our products in large volumes and at a cost that would enable widespread commercial use.

We have only produced our CoolGard and ThermoGard systems and our catheters in low volumes to date. We have no experience in large-volume manufacturing of our systems and catheters. As we manufacture more, we may encounter problems controlling cost and quality. If we cannot manufacture a sufficient supply of our products at required quality levels, market acceptance of our products may be negatively impacted.

We depend on key personnel to operate our business effectively, and the loss of key personnel could harm us.

Our success depends on the skills, experience, technical knowledge and efforts of our officers and other key employees. Alsius does not have employment contracts that require any of its officers or other key employees to remain with Alsius for any period. Any of our officers and other key employees may terminate their employment at any time. In addition, we do not maintain “key person” life insurance policies covering any of our employees. The loss of any of our senior management could disrupt our business.

Wes will need to strengthen our internal controls over financial reporting in order to ensure that we are able to report financial results accurately and on a timely basis. If we fail to achieve and maintain effective controls and procedures for financial reporting, we could be unable to provide timely and accurate financial information.

Prior to the merger in June 2007, we have operated as a relatively small privately held company and we have identified several areas of our internal controls over financial reporting that we will need to strengthen so that we can meet our reporting obligations as a public company in a timely and accurate manner. However, we cannot assure you that material weaknesses, significant deficiencies and control deficiencies in our internal controls over financial reporting will not be identified when we are required to conclude on the effectiveness of our internal control over financial reporting. We will incur substantial expenses relating to improving our internal control over financial reporting. Our accounting and financial reporting functions may not currently have all of the necessary resources to ensure that we will not have significant deficiencies or material weaknesses in our system of internal control over financial reporting. The effectiveness of our internal control over financial reporting may in the future be limited by a variety of factors including:

•	faulty human judgment and simple errors, omissions or mistakes;

•	inappropriate management override of policies and procedures; and

•	the possibility that any enhancements to disclosure controls and procedures may still not be adequate to assure timely and accurate financial information.

If we fail to achieve and maintain effective controls and procedures for financial reporting, we could be unable to provide timely and accurate financial information.

If a natural or man-made disaster strikes ours facility, we may be unable to manufacture products for a substantial amount of time and ours revenue could decline.

We only have one manufacturing facility, which is located in Irvine, California. We are vulnerable to damage from natural disasters, such as earthquakes, fire, floods and similar events. If any disaster were to occur, our ability to operate our business could be seriously impaired. Our facility and the equipment that it uses to produce our products could require substantial lead-time to repair or replace. In the event of a disaster, we would not have the ability to immediately shift production to another facility or rely on third-party manufacturers. If we were to shift production from one facility to another, we would need FDA authorization to manufacture the product in the new facility. This could take up to six months and we may not be able to outsource manufacturing during that time. We currently carry business interruption insurance with a policy limit of $4.4 million. Our insurance coverage may not be sufficient in scope or amount to cover potential losses, and we do not plan to purchase additional insurance to cover such losses due to the cost of such coverage. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.

Risks Related to Intellectual Property

Intellectual property rights may not provide adequate protection for ours products, which could adversely affect our competitive position and may permit others to compete against us more effectively.

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and products. As of June 30, 2007, our products were covered by 34 issued U.S. patents. We also have U.S. patent applications pending directed to current and future products. As of June 30, 2007, our products were covered internationally by five issued patents. We have other foreign patent applications pending directed to current and future products. Our patents covering our key markets generally expire between 2018 and 2022. Our foreign patents and applications include patents filed initially in certain countries and patents filed initially in the United States for which it then sought foreign coverage by way of the Patent Cooperation Treaty, or PCT. We cannot be certain which, if any, of its patents individually or as a group will permit us to gain or maintain a competitive advantage. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will provide meaningful protection against competitors or against competitive technologies. Furthermore, the issuance of a patent is not conclusive as to its validity or enforceability. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. Competitors could reverse engineer  our products and attempt to replicate them, design around our protected technologies or develop their own competitive technologies that fall outside of our intellectual property rights. In addition, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

We use trademarks to protect our company name and certain of our product names. Alsius, CoolGard, ThermoGard, Cool Line, Icy and Fortius are registered trademarks in the United States and the European Union. We may also rely on common law protections from time-to-time for unregistered trademarks. Since no registration is required in order to establish common law rights to a trademark, it can be difficult to discover whether anyone has trademark rights in a particular mark. If we have to change our name or the name of our products due to infringement, we may experience a loss in goodwill associated with our brand name, customer confusion and a loss of sales.

We also seek to protect our intellectual property using confidentiality agreements with our employees, consultants and certain vendors. However, we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees despite confidentiality agreements and other legal restrictions. Monitoring the unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect its intellectual property will be effective.

If our intellectual property rights are not adequately protected, our competitive position could be adversely affected.

Our products could infringe the intellectual property rights of others. This may lead to costly litigation, result in payment of substantial damages or royalties and prevent us from using technology essential to our products.

In the medical device industry there is often extensive litigation and administrative proceedings regarding patent infringement and intellectual property rights. We cannot assure you that our products or methods do not infringe the patents or other intellectual property rights of others. Intellectual property litigation, with or without merit, is expensive and time-consuming and could divert management’s attention. If our products and their uses are successfully challenged, we could be required to pay substantial damages and be prohibited from using technologies essential to our products without the permission of their owners. We do not know whether permission to use others’ intellectual property would be available to us on satisfactory terms, or whether we could redesign our products to avoid infringement. We expect that any competitive advantage we may enjoy from our technologies, such as those of our CoolGard and ThermoGard systems and catheters, may diminish over time as companies create their own innovations. We will only be able to protect our technologies from unauthorized use by others to the extent that we can pay to enforce our rights, including through litigation.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any equity securities during the period covered by this report.

In the merger which closed on June 21, 2007, we acquired $50.0 million of cash and cash equivalents.  These funds will be used for working capital purposes.  Through June 30, 2007, we have used approximately $7.7 million of the proceeds for working capital purposes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following is a tabulation of the votes on proposals considered at the Special Meeting held on June 21, 2007 in New York, New York:

1. To adopt the Agreement and Plan of Merger, as amended, among Ithaka, Ithaka Sub Acquisition Corp., Alsius Corporation and certain of the shareholders of Alsius Corporation.

For	8,660,896
Against	1,042,375
Abstain	376,659
Not voted	375,150

2. To approve an amendment to the Certificate of Incorporation of Ithaka to change the name of Ithaka from Ithaka Acquisition Corp. to Alsius Corporation.

For	9,035,151
Against	893,270
Abstain	526,659

3. To consider and vote upon the approval of an amendment to the Certificate of Incorporation of Ithaka to increase the number of authorized shares of Ithaka common stock.

For	9,036,1511
Against	892,270
Abstain	526,659

4. To consider and vote upon the approval of an amendment to the Certificate of Incorporation of Ithaka to remove the preamble and Sections A through D, inclusive, of Article Sixth from the Certificate of Incorporation from and after the closing of the merger, and to redesignate Section E of Article Sixth as Article Sixth.

For	9,035,1511
Against	892,270
Abstain	527,659

5. To approve the Ithaka 2006 Equity Incentive Plan.

For	7,752,866
Against	1,800,405
Abstain	526,659
Not voted	375,150

6. To consider and vote upon a proposal to adjourn the special meeting, to a later date or dates, if necessary, to permit further solicitation and vote of proxies.

For	9,052,146
Against	876,275
Abstain	526,659

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS -

Exhibit No.	Description
3.2 (1)	Amended and Restated Certificate of Incorporation.

3.4 (2)	Bylaws.

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. 1350 and Securities Exchange Act Rule 13a-14(b).

(1)	Incorporated by reference from our Definitive Proxy Statement on Schedule 14-A (No. 000-51362), filed on June 8, 2007.
(2)	Incorporated by reference from Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-124521), filed May 2, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, who have signed this report on behalf of the Company as the principal executive officer, principal financial officer and principal accounting officer.

Alsius Corporation

Date: August 14, 2007	/s/ William J. Worthen
William J. Worthen
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2007	/s/ Brett L. Scott
Brett L. Scott
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS   -

Exhibit No.	Description
3.2 (1)	Amended and Restated Certificate of Incorporation.

3.4 (2)	Bylaws.

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. 1350 and Securities Exchange Act Rule 13a-14(b).

(1)	Incorporated by reference from our Definitive Proxy Statement on Schedule 14-A (No. 000-51362), filed on June 8, 2007.
(2)	Incorporated by reference from Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-124521), filed May 2, 2005.