Form 10-Q
period 2007-09-30
Alsius Corp
filed 2007-11-14
CIK 1324205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________________

FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-51362
_________________________

ALSIUS CORPORATION
(Exact name of registrant as specified in its charter)
_________________________

Delaware	20-2620798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15770 Laguna Canyon Road  Suite 150
Irvine, California  92618
(Address of principal executive offices) (Zip Code)

(949) 453-0150
(Registrant’s telephone number, including area code)
_________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ¨

Indicate by check mark whether the registrant is a Large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer  ☐                                          Accelerated filer  ☐                                             Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2007, 18,253,500 shares of the registrant’s common stock were outstanding.

ALSIUS CORPORATION

ITEM I.   FINANCIAL INFORMATON
ALSIUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	September 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$29,495	$647
Accounts receivable, net of allowances of $17 and $13	2,012	1,517
Inventories	5,562	2,368
Prepaid expenses	409	189
Total current assets	37,478	4,721
Property and equipment, net	701	360
Evaluation equipment, net	701	636
Other assets	314	523
TOTAL	$39,194	$6,240

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,391	$2,361
Accrued liabilities	1,562	1,785
Current portion of promissory notes	3,200	9,318
Current portion of capital lease obligation	25	20
Total current liabilities	6,178	13,484
Long-term debt—less current portion	4,332	1,343
Warrant liabilities and embedded derivatives	—	5,030
Capital lease obligation	89	95
Total liabilities	10,599	19,952

Commitments and Contingencies (Note 12)

Redeemable convertible preferred stock	—	46,643

Shareholders’ Equity (Deficit):
Preferred stock, $0.0001 par value—1,000,000 shares authorized; no shares issued or outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, $0.0001 par value—75,000,000 shares authorized; 18,253,500 shares issued and outstanding at September 30, 2007	2	—
Common stock, no par value—20,000,000 shares authorized; 78,942 shares issued and outstanding at December 31, 2006	—	16,430
Additional paid-in capital	121,155	—
Deferred stock-based compensation	—	(793)
Accumulated deficit	(92,562)	(75,992)
Total shareholders’ equity (deficit)	28,595	(60,355)
TOTAL	$39,194	$6,240

See accompanying notes.

ALSIUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenue	$1,880	$1,772	$6,405	$4,021
Cost of revenue*	1,272	1,516	5,386	4,533
Gross margin	608	256	1,019	(512)

Operating expenses *:
Research and development	1,002	690	2,595	2,080
Sales and marketing	2,723	1,346	7,755	4,027
General and administrative	2,104	638	3,825	3,443
Total operating expenses	5,829	2,674	14,175	9,550
Loss from operations	(5,221)	(2,418)	(13,156)	(10,062)
Interest and dividend income	385	13	438	72
Interest expense	(418)	(586)	(3,773)	(1,098)
Other income (expense)	2	(1,585)	(79)	(1,663)
Net loss	$(5,252)	$(4,576)	$(16,570)	$(12,751)
Net loss per share- basic and diluted	$(0.29)	$(0.42)	$(1.21)	$(1.16)
Weighted average shares outstanding-basic and diluted	18,297	10,974	13,735	10,974

     * Stock-based compensation is included in the above amounts as follows:

Cost of revenue	$129	$5	$139	$17
Research and development	333	12	357	36
Sales and marketing	544	(14)	628	103
General and administrative	890	39	1,001	283
Total	$1,896	$42	$2,125	$439

See accompanying notes.

ALSIUS CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

	Common Stock
	Shares	Amount	Additional Paid In Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Total
Balances as of December 31, 2006	78,942	$16,430	$—	$(793)	$(75,992)	$(60,355)

Amortization of stock-based compensation				141		141
Stock-based compensation		88				88
Conversion of preferred stock into Merger Shares	4,902,527	1	46,669			46,670
Conversion of Bridge Notes and accrued interest into Merger Shares	3,097,473		17,036			17,036
Elimination of Alsius historical equity accounts	(78,942)	(16,518)	15,866	652		—
Equity effects of reverse merger	10,974,100	1	38,944			38,945
Reclassification of warrant liability to equity			215			215
Common stock warrant repurchase program			(894)			(894)
Redemption of redeemable common stock	(720,600)		(4,078)			(4,078)
Reclassification of unredeemed common stock			5,501			5,501

Stock-based compensation (SFAS 123R)			1,896			1,896
Net loss					(16,570)	(16,570)
Balances as of September 30, 2007	18,253,500	$2	$121,155	$—	$(92,562)	$28,595

See accompanying notes.

ALSIUS CORPRATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash Flows From Operating Activities:
Net loss	$(16,570)	$(12,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	308	278
Stock-based compensation	2,125	439
Loss on disposal of assets	2	—
Increase (decrease) in fair value of warrant liabilities and embedded derivatives	(38)	1,661
Amortization of discounts on promissory notes	2,647	559
Amortization of debt issuance costs	50	41
Bad debt expense	4	—
Changes in operating assets and liabilities, net of effects of merger:
Accounts receivable	(499)	(131)
Inventories	(3,194)	(234)
Prepaid expenses	(122)	(47)
Other assets	153	(232)
Accounts payable	(2,058)	624
Accrued liabilities	(4,091)	784
Net cash used in operating activities	(21,283)	(9,009)
Cash Flows From Investing Activities:
Cash paid for property and equipment	(459)	(59)
Cash paid for evaluation equipment	(231)	(140)
Net cash used in investing activities	(690)	(199)
Cash Flows From Financing Activities:
Cash acquired in the merger	50,000	—
Proceeds from exercise of common stock options	—	7
Payment of debt issuance costs	(347)	—
Common stock warrant repurchases	(894)	—
Cash paid for redemption of redeemable common stock	(4,078)	—
Proceeds from issuance of promissory notes, net	13,030	6,138
Principal payments under promissory notes	(6,875)	(1,135)
Principal payments under capital lease obligations	(15)	(4)
Net cash provided by financing activities	50,821	5,006
Net increase (decrease) in cash and cash equivalents	28,848	(4,202)
Cash and cash equivalents—beginning of period	647	5,309
Cash and cash equivalents—end of period	$29,495	$1,107
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$85	$1
Cash paid for interest	$641	$332
Bridge Notes and accrued interest converted to common stock	$17,036	$—
Reclassification of unredeemed redeemable common stock	$1,423	$—
Property and equipment acquired included in accounts payable	$6	$—
Equipment acquired under capital leases	$14	$106

See accompanying notes.

ALSIUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

1.	THE COMPANY AND BASIS OF PRESENTATION

On June 21, 2007, Alsius Corporation, a Delaware corporation (the “Registrant”), formerly Ithaka Acquisition Corp. (“Ithaka”), completed its acquisition of Alsius Corporation, a California corporation (“Alsius Medical”), through a merger of a wholly owned merger subsidiary with and into Alsius Medical.   Ithaka was a publicly traded blank check company formed in 2005 to effect a merger, capital stock exchange or asset acquisition with an unidentified operating business in the healthcare industry.  In the merger, Alsius Medical became a wholly owned subsidiary of the Registrant. The Registrant concurrently changed its name to Alsius Corporation, and Alsius Medical changed its name to Alsius Medical Corporation.  The Registrant is now a holding company called Alsius Corporation operating through its wholly owned subsidiary Alsius Medical Corporation.  The Registrant and its operating subsidiary are referred to collectively as “Alsius,” “we,” “us,” and the “Company”.  The Registrant’s common stock trades on NASDAQ under the symbol “ALUS”.  See Note 3 for further details on the merger.  For accounting purposes, the merger was treated as a reverse acquisition with Alsius Medical being the accounting acquirer, and in connection therewith, the Company’s historical financial statements reflect those of Alsius Medical.

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

Cash Equivalents

The Company considers all highly liquid investments that mature within 90 days from the date of purchase to be cash equivalents. At September 30, 2007, cash equivalents consisted of money market funds of $29.3 million.  At December 31, 2006, cash equivalents consisted of money market funds and treasury bills of $157.  The Company classified its treasury bills as held to maturity and recorded them at amortized cost, which approximated fair value. Cost is determined using the specific identification method.

Concentration of Risk

The Company maintains its cash accounts in a commercial bank. At December 31, 2006 and September 30, 2007, cash on deposit was in excess of the federally insured limit of $100.

Customers that account for greater than 10 percent of revenue or accounts receivable are provided below.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue
Customer A	$55	3%	$312	18%	$308	5%	$911	23%
Customer B	275	15	—	—	1,098	17	—	—
Customer C	1	—	209	12	407	6	236	6

	As of December 31, 2006		As of December 31, 2006
	Receivable Balance	Percent of Total Receivables	Receivable Balance	Percent of Total Receivables
Customer A	$62	3%	$537	35%
Customer B	676	34	—	—
Customer C	159	8	111	7

Many of the components and materials used in the Company’s products are manufactured by a limited number of suppliers. Any supply interruption or an increase in demand beyond the suppliers’ capabilities could have an adverse impact on the Company’s business. There is one supplier for a key component used in the Company’s CoolGard and Thermogard systems, and one supplier for a key component used in the Company’s catheters. Management believes it can identify alternative sources, if necessary, but it is possible such sources may not be identified in sufficient time to avoid an adverse impact on its business.

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

The changes in the allowance for doubtful accounts is provided below.

	For the Nine Months Ended September 30,	For the Year Ended December 31,
	2007	2006
Beginning balance	$13	$27
Provision for bad debt	4	2
Write-offs, net of recoveries	—	(16)
Ending balance	$17	$13

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

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates potential impairment by comparing the carrying amount of the asset with the estimated undiscounted future cash flows associated with the use of the asset and its eventual disposition. Should the review indicate that the asset is not recoverable, the Company’s carrying value of the asset would be reduced to its estimated fair value, which is measured by future discounted cash flows. As of September 30, 2007, there have been no such impairments.

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

Evaluation Equipment

Evaluation equipment consists of CoolGard and Thermogard systems placed at hospitals under the Company’s equipment loan agreements and are depreciated using the straight-line method over their estimated economic life of five years. As of December 31, 2006 and September 30, 2007 the cost of evaluation equipment was $998 and $1,155 and accumulated depreciation was $362 and $454, respectively. For the three and nine months ended September 30, 2006 and 2007, $52, $55, $166, and $165, respectively, was recorded as a component of cost of revenue for the amortization of the equipment.

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

As of December 31, 2006 there was $255 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under share-based compensation plans using the fair value method of SFAS 123(R). As of December 31, 2006, the cost was expected to be recognized over a weighted-average period of 3.05 years, using the graded vested attribution method.   In the merger effective on June 21, 2007 (Note 3), due to the liquidation preferences of the Company’s redeemable convertible preferred stock and the terms and conditions of the Company’s Bridge Notes, all outstanding stock options of the Company were cancelled, therefore any unrecognized compensation related to nonvested share-based compensation arrangements was cancelled.  Compensation cost of $88 was recognized for the period ended September 30, 2007 (for the period prior to June 21, 2007, the date of the merger).  There were no stock option grants in the six months ended June 30, 2007 nor in the period from the close of the merger, June 21, 2007 to June 30, 2007.  See Note 7 regarding stock option grants in the quarter ended September 30, 2007.

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

The weighted-average fair value per share of the options granted was $3.98 for the year ended December 31, 2006, and was $3.35 for the three and nine months ended September 30, 2007. The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three and Nine Months Ended September 30, 2007	Year Ended December 31, 2006
Dividend Yield	0.00%	0.00%
Volatility	67%	61%
Weighted-average risk-free interest rate	4.92%	4.82%
Expected life	6.0-6.25 years	5.61-5.88 years

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

The Company evaluates whether the separate deliverables in its arrangements can be unbundled. Sales of the CoolGard and Thermogard systems domestically to hospitals include separate deliverables consisting of the product, disposables used with the CoolGard and Thermogard system, installation and training. For these sales, the Company applies the residual value method in accordance with EITF 00-21, Revenue Arrangements with Multiple Deliverables, which requires the allocation of the total arrangement consideration less the fair value of the undelivered elements, which consist of installation and training, to the delivered elements. As of  December 31, 2006 and September 30, 2007 there were minimal amounts attributed to the undelivered elements. Installation and training are not included in arrangements with sales to distributors.

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. The amount of returns through September 30, 2007 have been minimal. A sales return allowance has not been established since management believes returns will be insignificant.

The Company enters into equipment loan agreements with certain customers whereby the CoolGard or Thermogard system is placed at the customer’s site for their evaluation and use. During this time, the customer purchases disposables. The Company accounts for these arrangements in accordance with SFAS No. 13, Accounting for Leases, and has classified these arrangements as operating leases. The consideration for the rental portion of the arrangement is considered to be contingent and is recorded when earned, which is when the disposables are recognized as revenue. The amount of revenue attributable to the lease element of these arrangements was less than 10% of the Company’s total revenue for all periods presented. The CoolGard or Thermogard system is classified as evaluation equipment and is depreciated over its estimated economic life of five years with depreciation included as a component of cost of revenue.

During 2005, the Company began to offer extended warranty contracts, which are separately sold to non-distributor customers. Revenue is recorded on a straight-line basis over the period of the contract, which is generally one year. The amount of deferred revenue as of December 31, 2006, and September 30, 2007 was minimal.

Product Warranty

The Company provides a 12 month warranty from the date of purchase for domestic customers and a 15 month warranty from the date of purchase for distributors on its CoolGard and Thermogard systems, which covers parts, labor and shipping costs. The Company will also accept returns for disposables with defects one year from the date of purchase for domestic customers and the shorter of two years or the expiration date of the disposables for distributors. Warranty costs are estimated at the time of sale based on historical experience. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of revenue.

Changes in the Company’s product warranty liability were as follows:

	For the Nine Months Ended September 30,	For the Year Ended December 31,
	2007	2006

Beginning balance	$156	$202
Provision for estimated warranty costs	29	185
Change in estimate	(39)	—
Warranty expenditures	(58)	(231)
Ending balance	$88	$156

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

Advertising

Advertising costs are expensed as incurred. Included in sales and marketing expense for the three and nine months ended September 30, 2006 and 2007 was $38, $88, $158, and $452, respectively.

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

At December 31, 2006, the Company had both federal and state net operating loss (“NOL”) carryforwards of approximately $56,286 and $52,715, respectively. The net operating loss carryforwards for federal purposes begin to expire in 2007, and the net operating loss carryforwards for state purposes began expiring in 2006. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax assets.  In addition, the Company has $15,000 of federal net operating losses from a prior acquisition that are subject to limitation under Section 1503 of the Internal Revenue Code.  The related deferred tax asset has a full valuation allowance as well.

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

Holders of 972,100 shares of Ithaka’s common stock voted against the merger and elected to convert their shares into a pro rata portion of Ithaka’s trust fund (approximately $5.66 per share or an aggregate of approximately $5,501). This redeemable common stock was accounted for as mezzanine equity as it was uncertain whether such amounts would ultimately be redeemed in cash or remain as outstanding common stock of the Registrant.  The conversion rights required the holder of the stock to deliver its stock certificate to the Registrant’s transfer agent by August 15, 2007 in order to receive the applicable cash payment. If not executed by August 15, 2007, the stockholder forfeited its right to receive cash payment for the shares.  Through September 30, 2007, the Registrant redeemed $4,078 (720,600 shares) of the redeemable common stock, and has reclassified $1,423 (251,500 shares) into common stock as the timeframe for a holder of redeemable common stock to tender his shares for cash has expired.

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

The purchase price allocation is as follows:

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

Pro Forma Results of Operations

The accompanying unaudited condensed consolidated results of operations only reflect the operating results of Ithaka following the date of the merger.  Following are the pro forma unaudited results of operations of the Company for the three and nine months ended September 30, 2006 and the nine months ended September 30, 2007 assuming the merger occurred at the beginning of the period.  Results for the three months ended September 30, 2007 reflect actual operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$1,880	$1,772	$6,405	$4,021
Loss from operations	(5,221)	(2,620)	(13,820)	(10,495)
Net loss	(5,252)	(4,458)	(16,489)	(12,255)
Net loss per share- basic and diluted	(0.29)	(0.23)	(0.88)	(0.65)

4.	SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Inventories consist of the following:

	September 30, 2007	December 31, 2006
Raw materials	$2,435	$1,418
Work-in-process	1,819	727
Finished goods	1,308	223
	$5,562	$2,368

Accrued liabilities consist of the following:

	September 30, 2007	December 31, 2006
Bonus	$114	$602
Inventory	69	18
Vacation	298	250
Warranty	88	156
Interest	78	358
Professional services	328	118
Payroll and related	99	43
Commission	90	118
Royalties	28	43
Travel	203	—
Other	167	79
	$1,562	$1,785

There was no redeemable convertible preferred stock authorized, issued or outstanding at September 30, 2007 (Notes 3 and 6).Redeemable convertible preferred stock at December 31, 2006 was as follows:

(Dol(Dollars in thousands)	Authorized Shares	Shares Outstanding	Carrying Value	Liquidation Value
Series A	718	718	$64	$81
Series B	148	148	$74	$74
Series C-D	1,582,546	1,582,026	$902	$15,820
Series E	1,422,435	1,422,435	$21,056	$21,337
Series F	8,344,600	8,319,141	$24,547	$74,872

Other income (expense) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Foreign currency remeasurement	$2	$(6)	$(5)	$(2)
Increase in fair value of loan premium liabilities (Note 5)	—	(1,942)	(474)	(1,944)
Decrease in fair value of warrant liabilities	—	364	512	283
Prepayment penalty on secured promissory note (Note 5)	—	—	(113)	—
Other	—	—	1	—
	$2	$(1,584)	$(79)	$(1,663)

5.	PROMISSORY NOTES

The components of promissory notes were as follows:

	September 30, 2007	December 31, 2006
Secured Promissory Note, net of discount of $60	$—	$3,048
2006 Bridge Notes, net of discount of $1,513	—	7,613
Senior Secured Credit Facility, net of discount of $201	7,532	—

	7,532	10,661
Less: current portion	(3,200)	(9,318)
Long-term portion	$4,332	$1,343

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

Senior Secured Credit Facility

On February 22, 2007, and amended on May 11, 2007, the Company entered into a senior secured credit facility with Merrill Lynch Capital consisting of an $10,000 term loan (the “Term Loan”) with an interest rate of one month LIBOR plus 6.50%. Approximately $3,000 of the total amount borrowed was used to repay in full the Company’s secured promissory note issued in May 2005.  At September 30, 2007, $7,733 of the Term Loan was outstanding. The Term Loan requires interest only payments for the first six months and interest and principal payments for each month thereafter through February 2010.

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

Unsecured Promissory Note

On June 12, 2007, the Company entered into a $1,500 unsecured promissory note with a financing company, Cheyne Capital, a shareholder of Ithaka.  Interest accrued at the simple rate of 15% per annum and was payable monthly.  The maturity date of this note was March 31, 2008, and can be repaid earlier without penalty.  All amounts due under this unsecured promissory note were subordinated to the Senior Secured Credit Facility.  The Company paid a 7.5% fee on the $1,500 in borrowings, and such fee was recorded as a prepaid expense.  The prepaid was being amortized to interest expense using the effective interest method over the term of the unsecured promissory note.  This note was repaid in full in July 2007.

As of September 30, 2007, principal payments for long-term debt are as follows:

YeYear ending December 31,
2007 (remainder)	$800
2008	3,200
2009	3,200
2010	533
$7,733

6. AUTHORIZED CAPITAL STOCK

Concurrent with the close of the merger in June 2007, all outstanding shares of Alsius Medical’s Series A-F redeemable convertible preferred stock were exchanged for the Merger Shares (Note 3) or the potential right to receive Merger Shares, and concurrently canceled.  There are no authorized or outstanding shares of Series A-F redeemable convertible preferred stock at September 30, 2007.

The Registrant’s authorized capital now consists of 1,000,000 shares of $0.0001 par value preferred stock and 75,000,000 shares of $0.0001 par value common stock.   The designations, voting and other rights and preferences of the preferred stock may be determined from time to time by the Board of Directors.

The number of shares of common stock of the Registrant that have been reserved for issuance as of September 30, 2007:

StocStock options (Note 7)	3,275,000
Common stock warrants (Notes 5, 7 and 9 )	17,454,716
20,729,716

7.	STOCK OPTIONS

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

A summary of option activity under the 1992 Plan is as follows:

	Shares Under Option
	Employee	Non-employee	Total	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	5,550	619	6,169	$249
Forfeited	(1,276)	(30)	(1,306)	50
Canceled in the merger	(4,274)	(589)	(4,863)	249
Outstanding at September 30, 2007	—	—	—	—	—	—
Exercisable at September 30, 2007	—	—	—	—	—	—
Vested and expected to vest as of September 30, 2007	—	—	—	—	—	—

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

A summary of option activity under the 2004 Plan is as follows:

	Shares Under Option
	Employee	Non-employee	Total	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,683,624	164,138	1,847,762	$0.30	7.7
Forfeited	(9,877)	—	(9,877)	0.30	7.7
Canceled in the merger	(1,673,747)	(164,138)	(1,837,885)	0.30	7.7
Outstanding at September 30, 2007	—	—	—	—	—	—
Exercisable at September 30, 2007	—	—	—	—	—	—
Vested and expected to vest as of September 30, 2007	—	—	—	—	—	—

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

A summary of option activity under the 2006 Plan is as follows:

	Shares Under Option
	Employee	Non-employee	Total	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	—	—	—	$—	—	—
Granted	2,667,850	12,000	2,679,850	5.10
Forfeited Exercised	(4,000) —	— —	(4,000) —	5.02 —
Outstanding at September 30, 2007	2,663,850	12,000	2,675,850	—	9.8	$2,676,180
Exercisable at September 30, 2007	11,000	—	11,000	5.10	9.8	$11,000
Vested and expected to vest as of September 30, 2007	2,424,104	12,000	2,436,104	5.10	—	$2,436,404

IPO Option

In Ithaka’s initial public offering in August 2005, an option was issued to the underwriter of the initial public offering (the “IPO Option”) to purchase 425,000 units at an exercise price of $7.50 per unit.  A unit consists of one share of common stock and two redeemable common stock purchase warrants.  Ithaka accounted for the fair value of the IPO Option as an expense of its offering resulting in a charge directly to stockholders’ equity.  As of September 30, 2007, the IPO Option is outstanding and exercisable.

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

In conjunction with the 2006 Bridge Notes, the Company issued warrants exercisable into shares of Series F preferred stock in the event the Company does not complete an IPO, or common stock if an IPO is completed. The fair value of the warrants on their issuance dates was estimated using the Black-Scholes option pricing model as follows:

	April 2006	August 2006	October 2006	November 2006	December 2006	January 2007	February 2007
Estimated fair value on issuance date	$332	$—	$3	$3	$3	$3	$1
Dividend yield	0%	0%	0%	0%	0%	0%	0%
Expected volatility	58%	59%	60%	60%	60%	60%	60%
Risk free interest rate	4.96%	5.18%	4.77%	4.69%	4.62%	4.77%	4.77%
Ter	3.72 years	3.62 years	3.45 years	3.37 years	3.29 years	3.64 years	3.58 years

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

There are no outstanding Series F preferred stock warrants at September 30, 2007.

9.	COMMON STOCK WARRANTS

For accounting purposes, the Company is treated as having assumed the Registrant’s 17,698,200 then outstanding redeemable common stock purchase warrants in the merger in June 2007. Each warrant entitles the registered holder to purchase one share of common stock of the Registrant at a price of $5.00 per share, subject to adjustment as discussed below. The warrants expire on April 17, 2009. The Registrant may call the warrants for redemption if all of the following conditions are met:

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

The warrants can be exercised on a cashless basis in connection with any redemption.  The warrant holders do not have the rights or privileges of holders of common stock and any voting rights until they exercise their warrants and receive shares of common stock. After the issuance of shares of common stock upon exercise of the warrants, each holder will be entitled to one vote for each share held of record on all matters to be voted on by stockholders.  No warrants will be exercisable and the Registrant will not be obligated to issue shares of common stock unless, at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants.  The Registrant filed a registration statement on Form S-3 to register the shares that may be issued upon exercise of warrants and the registration statement is currently effective to allow the exercise of the warrants.

IPO Warrants

In the Registrant’s initial public offering in August 2005, 8,500,000 units were sold.  In addition, in September 2005 the Registrant consummated the closing of an additional 349,100 units, which were subject to the underwriters’ over-allotment option.  A unit consisted of one share of common stock and two redeemable common stock purchase warrants (the “IPO Warrants”).  Each IPO Warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 commencing June 21, 2007 and expiring four years from the effective date of the initial public offering. As of September 30, 2007, 16,561,000 IPO Warrants are outstanding.

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

Warrant Repurchase Program

On August 9, 2007, the Company's board of directors authorized a warrant repurchase program for the Company to deploy up to $3.0 million to repurchase outstanding warrants from time to time in the open market, through block trades or otherwise, pursuant to applicable securities laws. Through September 30, 2007, the Company repurchased 1,137,200 warrants for cash of $0.9 million.  The Company has suspended this program until further notice.

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

At December 31, 2006, the Company had net operating loss carryforwards for federal and state purposes of approximately $56,286 and $52,715, respectively. The net operating loss carryforwards for federal purposes begin to expire in 2007, and the net operating loss carryforwards for state purposes began expiring in 2006. The Company has research and experimentation credit carryforwards for federal and state purposes of approximately $1,455 and $1,492, respectively. The research and experimentation credits begin to expire in 2010 for federal purposes and carry forward indefinitely for state purposes. In addition, the Company has state manufacturing investment carryforwards of $49, which begin to expire in 2008.
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

Potentially dilutive securities that have been excluded from net loss per share computations due to the net loss position are:

StocStock options (Note 7)	3,100,850
Common stock warrants (Notes 5, 7 and 9 )	17,454,716
20,555,566

12.	COMMITMENTS AND CONTINGENCIES

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

As of September 30, 2007, future minimum lease payments on the operating leases are as follows:

Year Ending December 31,
2007 (remainder)	$83
2008	342
2009	26
2010	10
$461

Rent expense for the nine months ended September 30, 2007 and 2006 was $306 and $285, respectively.

Capital Leases

As of September 30, 2007, capital lease payments are due in monthly installments through October 2011 for a total of $114.

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

The Company derives significant revenue from outside the United States. Revenue by geographic area, based on the customer location, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
United States	$1,076	$792	$2,914	$1,818
Austria*	55	312	308	911
Germany*	276	—	1,098	—
France	1	207	407	233
Rest of Europe	351	427	1,355	1,008
Other	121	34	323	51
	$1,880	$1,772	$6,405	$4,021

No other country represented more that 10 percent of total revenue.

* Prior to May 2007, sales to end users in both Germany and Austria were conducted through a distributor in Austria, and were reflected as Austrian sales.   Beginning in May 2007, sales in both Germany and Austria have been conducted predominantly through a distributor in Germany, and are reflected as German sales.

The Company’s revenue by product category was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Disposables	$832	$767	$3,099	$1,845
CoolGard and Thermogard systems	912	929	2,956	2,011
Services	136	76	350	165
	$1,880	$1,772	$6,405	$4,021

The Company’s long-lived assets located in its country of domicile and internationally were as follows:

	As of September 30, 2007	As of December 31, 2006
United States	$1,244	$881
International	158	115
	$1,402	$996

14.	RELATED PARTIES

The Company paid approximately $657 and $732 in legal fees for the nine months ended September 30, 2006 and 2007, respectively, to a law firm whose partner is the corporate secretary of the Company. Included in accounts payable and accrued expenses at December 31, 2006 and at September 30, 2007 is approximately $189 and $41, respectively, due to this law firm.

The Company paid approximately $35 and $83 in professional fees for the nine months ended September 30, 2006 and 2007, respectively, to an executive recruiting firm whose principal is the spouse of a Vice President of the Company. Included in accounts payable and accrued expenses at December 31, 2006 and at September 30, 2007 is approximately $18 and $0, respectively, due to this executive recruiting firm.

In connection with the services rendered in the nine months ended September 30, 2006 and 2007 for the procurement of the Company’s directors’ and officers’ insurance policies, the Company paid Woodruff-Sawyer & Co. a commission of $6 and $22, respectively.   Stephen R. Sawyer is a partial owner of Woodruff-Sawyer & Co. and the brother of Ms. Hutton, one of the Company’s directors. Ms. Hutton has no financial ownership or interest in Woodruff-Sawyer & Co. and did not participate in the selection of Woodruff-Sawyer & Co. as the Company’s insurance broker.  There are no amounts included in accounts payable and accrued expenses at December 31, 2006 and September 30, 2007 due to Woodruff-Sawyer & Co.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see the “Risk Factors” section in Item 1A of this Form 10-Q and in our other SEC filings. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-Q. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

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

We began selling our products in the United States in April 2004 and, as of September 30, 2007, had established a U.S. installed base of over 184 systems in 95 hospitals, of which 148 had been sold and 36 were under evaluation. We began building a current network of independent distributors in Europe in February 2004, and as of September 30, 2007, had established a European installed base of over 296 systems in over 155 hospitals, of which 272 had been sold and 24 were under evaluation. We generated revenues of $1.6 million in 2004, $3.2 million in 2005, $6.0 million in 2006 and $6.4 million for the first nine months of 2007, which represents an annual revenue growth of 100% and 88% in 2005 and 2006 and 60% from the first nine months of 2006 as compared to the first nine months of 2007, respectively. We had a net loss of $8.2 million in 2004, $10.1 million in 2005, $17.6 million in 2006 and $16.6 million for the nine months of 2007. International sales accounted for 65% of our revenue in 2004, 62% in 2005, 57% in 2006 and 55% in the first nine months of 2007. We expect U.S. sales to represent a greater percentage of our revenue as we continue to increase direct sales efforts in the United States.

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

 We have FDA clearance to market our products in the United States for fever control in certain neuro-intensive care patients and temperature management in cardiac and neuro surgery patients, and are exploring ways to obtain clearance for cardiac arrest in the United States. We have broader clearance to market our products in Europe, Canada and Australia, including clearance for cardiac arrest, and are in the process of obtaining clearances to sell our products in China, Japan and other Asian countries. We only market our products for treatments in the specific cleared indications; however this does not prevent physicians from using our products for non-cleared, or off-label, uses. As of September 30, 2007, we had 16 direct sales people in the United States and over 27 independent international distributors covering over 35 countries. We intend to continue to expand the size of our direct U.S. sales force and clinical application specialists, as well as increase our network of distributors in Europe and other countries.

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

Revenue. We generate revenue primarily from the sale of our CoolGard and Thermogard systems, three families of single-use catheters and single-use start-up kits, one of which is required with each catheter used. In the United States, we sell our products through a direct sales force and are paid directly by the hospital purchasing our products. Outside of the United States, we sell our products to distributors at a discount to the list price and are paid directly by the distributor, who then sells to the hospital. Our revenue recognition policy is the same for both domestic customers and distributors.

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

We evaluate whether the separate deliverables in its arrangements can be unbundled. Sales of the CoolGard and Thermogard systems domestically to hospitals include separate deliverables consisting of the CoolGard or Thermogard system, disposables used with the system, installation and training. For these sales, we apply the residual value method in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables, which requires the allocation of the total arrangement consideration less the fair value of the undelivered elements, which consist of installation and training, to the delivered elements. Through September 30, 2007, there were a limited number of undelivered elements resulting in a minimal amount attributed to the undelivered elements. Installation and training are not included in arrangements with sales to distributors.

Explicit return rights are not offered to customers; however, we may accept returns in limited circumstances. We do not offer return rights for expired products to our customers. We assess levels of inventory in the distribution channel through regular communications with distributors by international sales and service personnel. The amount of returns through September 30, 2007 has been minimal. A sales return allowance has not been established because we believe returns will be insignificant.

We enter into equipment loan agreements with stated terms of primarily six-months with certain customers whereby the CoolGard or Thermogard system is placed at the customer’s site for their evaluation and use. During this time, the customer purchases disposables. There are no stated minimum purchase requirements. We account for these arrangements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases, and have classified these arrangements as operating leases. The consideration for the rental portion of the arrangement is considered to be contingent and is recorded when earned, which is when the disposables are recognized as revenue. The CoolGard or Thermogard system is classified as evaluation equipment and is depreciated over its estimated economic life of five years with depreciation included as a component of cost of revenue.

During 2005, we began to offer extended warranty contracts, which are separately sold to non-distributor customers. Revenue is recorded on a straight-line basis over the period of the contract, which is one year. The amount of deferred revenue through September 30, 2007 was minimal.

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

Warranty reserve. We provide a 12 month warranty from date of purchase for domestic customers and a 15 month warranty from date of purchase for distributors on our CoolGard and Thermogard systems, which covers parts, labor and shipping costs. We also allow our domestic customers one year from the date of purchase and our distributors two years from the date of purchase or the expiration date, whichever is shorter, to exchange any catheter or start-up kit that contains a defect. Accordingly, we have established a warranty reserve for our products. We estimate the costs that may be incurred under the warranties and record a liability for the amount of such costs at the time the products are sold. Factors that affect the warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and costs per claim, which requires management to make estimates about future costs. We periodically assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary. Although we test our products in accordance with our quality programs and processes, the warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Revisions to the originally estimated warranty liability would be required should actual product failure rates or service costs differ from original estimates, which are based on historical data.

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

During the third quarter of 2006, as we changed our strategy from pursuing an initial public offering of our common stock to entering into a merger transaction with Ithaka, we reassessed the valuation model used in determining the fair value of common stock from a market-based approach to a probability weighted approach for a sale transaction or a recapitalization event. These new approaches included the following factors:

•	the proposed merger terms whereby eight million shares of Ithaka common stock would be issued as consideration for the merger;

•	the potential of an additional six million shares of Ithaka common stock would be issued as Milestone Shares if certain revenue targets were achieved in fiscal 2007-2009;

•	the amount of unsecured promissory notes which would have to be satisfied in accordance with their terms prior to any consideration being issued to our shareholders; and

•	the priority position of preferred stockholders, particularly the Series F preferred stockholders, to common stockholders.

After consideration of the above factors, we determined that the estimated fair value of our common stock since September 30, 2006 was minimal. We did not grant any stock options between March 31, 2006 and June 30, 2007.

The aggregate intrinsic value recorded for employee stock options granted during the year ended December 31, 2005 was $1.2 million. We recognized $0.09 million as compensation expense in 2005, $0.3 million in 2006 and $0.2 million and $2.1 million in the first nine months of 2006 and 2007, respectively, related to employee option grants. In addition, we recognized $0.2 million of compensation expense in 2005, ($0.05) million in 2006 and ($0.05) million and $0.01 in the first nine months of 2006 and 2007 respectively, for the fair value of options granted to non-employees.

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

At December 31, 2006, we had both federal and state net operating loss (“NOL”) carryforwards of approximately $56,286 and $52,715, respectively. The net operating loss carryforwards for federal purposes begin to expire in 2007, and the net operating loss carryforwards for state purposes began expiring in 2006. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax assets.  In addition, the Company has $15,000 of federal net operating losses from a prior acquisition that are subject to limitation under Section 1503 of the Internal Revenue Code.  The related deferred tax asset has a full valuation allowance as well.

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

Nine Months Ended September 30, 2007 and 2006

Revenue. Revenue was $6.4 million for the nine months ended September 30, 2007, an increase of $2.4 million or 60%, from $4.0 million for the nine months ended September 30, 2006. The increase was attributable to an increase in the sale of our catheters and start-up kits due to our growing installed base of CoolGard and Thermogard systems. During the nine months ended September 30, 2007, we sold 5,646 catheters and 4,872 start-up kits, an increase of 57% and 58%, respectively, from the 3,599 catheters and 3,093 start-up kits sold during the nine months ended September 30, 2006. In addition, we increased sales of our CoolGard and Thermogard systems from 112 during the nine months ended September 30, 2006 to 153 during the nine months ended September 30, 2007. Sales of our CoolGard and Thermogard systems accounted for 46% and 50% of revenue and sales of catheters and start-up kits accounted for 48% and 46% of our revenue for the nine months ended September 30, 2007 and 2006, respectively.  Sales in the United States accounted for 45% of our revenue for the nine months ended September 30, 2007 and for the nine months ended September 30, 2006. We expect that U.S. sales will increase as a percentage of future revenue.

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

Cost of revenue was $5.4 million for the nine months ended September 30, 2007, an increase of $0.9 million or 20%, from $4.5 million for the nine months ended September 30, 2006. Cost of revenue increased primarily due to increased sales volume. As a percentage of revenue, cost of revenue decreased from 113% of sales for the nine months ended September 30, 2006, to 84% of sales for the nine months ended September 30, 2007. The percentage decrease was primarily due to higher average selling prices as a result of an increase in sales to domestic U.S. customers, to whom we sell directly, versus international sales which are made through distributors. The decrease in cost of revenue was partially offset by increased production costs due to labor and materials costs of $0.2 million during the nine months ended September 30, 2007 to replace catheter components that did not meet quality specifications and $0.3 million increase in compensation and benefits related to the higher headcount needed to support increased production.  Stock based compensation also increased $0.1 million associated with our new 2006 Stock Option Plan.

Research and development expense. Research and development expense consists of costs related to our regulatory and product development activities. Research and development expense has been, and we anticipate in the future will be, highest when it is actively engaged in human clinical trials to support new regulatory clearances. Research and development expense was $2.6 million for the nine months ended September 30, 2007, an increase of $0.5 million, or 24%, from $2.1 million for the nine months ended September 30, 2006. The increase was primarily due higher clinical research costs, specifically for testing and qualification process in Japan, and increased compensation and benefits of $0.2 million related to the higher headcount needed to support the activities.   Stock based compensation also increased $0.3 million associated with our new 2006 Stock Option Plan.  We expect research and development expenses to decline as a percentage of revenue due to a larger revenue base.

Sales and marketing expense. Sales and marketing expense consists of costs related to our direct sales force personnel, clinical application specialists, travel, trade shows, advertising, entertainment, and marketing materials provided to our international distributors. Sales and marketing expense was $7.8 million for the nine months ended September 30, 2007, an increase of $3.8 million, or 95%, from $4.0 million for the nine months ended September 30, 2006. This increase was primarily attributable to the growth of our direct sales force and marketing activities to support our worldwide market expansion resulting in increased compensation costs of $1.2 million, increased travel costs of $0.8 million, increased advertising and promotion expenses of $0.4 million, increased trade show and meeting expenses of $0.3 million, increased commissions of $0.2 million corresponding to increase in sales, and increased outside services expenses of $0.2 million.  Stock based compensation also increased by $0.5 million associated with our new 2006 Stock Option Plan.   We expect that expenses associated with sales and marketing activities will increase as we incur additional costs to support our worldwide market expansion.

General and administrative expense. General and administrative expense consists of costs related to personnel, legal, accounting and other general operating expenses. General and administrative expense was $3.8 million for the nine months ended September 30, 2007, an increase of $0.4 million or 12%, from $3.4 million for the nine months ended September 30, 2006. The increase was primarily attributable to an increase in stock based compensation of $0.7 million, initial NASDAQ filing fees of $0.1 million, and $0.1 million increase in consulting related to our Sarbanes-Oxley compliance efforts.  These increases are partially offset by decreased professional fees (legal, accounting and printing) of $0.5 million as we undertook significant efforts in the nine months ended September 30, 2006 related to an initial public offering (IPO) prior to commencing the merger transaction with Ithaka in late 2006.  The IPO costs were expensed when we withdrew our offering.   We expect that general and administrative expense will increase in absolute dollar amounts as we incur additional costs related to operating as a public company, such as legal and accounting fees, and higher costs for officers’ and directors’ insurance, investor relations programs and director and professional fees.

Interest income. Interest income was $0.4 million for the nine months ended September 30, 2007, an increase of $0.3 million, or 300%, from $0.1 million for the nine months ended September 30, 2006. This increase was due to the investing the cash and cash equivalents we obtained in the merger.

Interest expense. Interest expense was $3.8 million for the nine months ended September 30, 2007, an increase of $2.7 million, or 245%, from $1.1 million for the nine months ended September 30, 2006. The increase in interest expense resulted from an additional $1.9 million incurred on our convertible bridge notes issued from April 2006 through February 2007, $0.9 million incurred on promissory notes issued in February and May 2007 in connection with our loan from Merrill Lynch Capital, and $0.1 million incurred on our borrowings from Cheyne Capital, partially offset by a decrease in interest expense of $0.3 million related to our borrowings from Oxford Finance which we repaid in February 2007. The interest expense on the bridge notes included a discount associated with the warrants issued with the bridge notes.   We expect interest expense to decline in future periods due to the lower level of borrowings as compared to prior periods.

Other income (expense). Other expense was $0.1 million for the nine months ended September 30, 2007, a decrease of $1.6 million, or 94%, from the $1.7 million for the nine months ended September 30, 2006. The decrease is due to the changes in fair value of the warrant and embedded derivative liabilities associated with our debt instruments.  The underlying debt instruments were converted or repaid in the nine months ended September 30, 2007.

Three Months Ended September 30, 2007 and 2006

Revenue. Revenue was $1.9 million for the quarter ended September 30, 2007, an increase of $0.1 million or 6%, from $1.8 million for the quarter ended September 30, 2006. The increase was attributable to an increase in average selling prices for our products which more than offset the slight decrease in number of units sold. During the quarter ended September 30, 2007, we sold 1,422 catheters and 1,235 start-up kits, a decrease of 5% and 4%, respectively, from the 1,502 catheters and 1,281 start-up kits sold during the quarter ended September 30, 2006. In addition, sales of our CoolGard and Thermogard systems decreased from 50 during the quarter ended September 30, 2006 to 44 during the quarter ended September 30, 2007. We believe that sales of our systems and catheters during the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006 primarily reflected an increase in competitive activity in both the United States and Europe.  As a result, we did not close sales as quickly as expected, given the process hospitals much go through to evaluate alternatives as they implement new protocols and adopt next-generation cooling technology.  Sales of our CoolGard and Thermogard systems accounted for 49% and 52% of revenue and sales of catheters and start-up kits accounted for 44% and 43% of our revenue for the quarters ended September 30, 2007 and 2006, respectively.  Sales in the United States accounted for 57% of our revenue for the quarter ended September 30, 2007, compared to 45% for the quarter ended September 30, 2006. We expect that U.S. sales will increase as a percentage of future revenue.

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

Cost of revenue was $1.3 million for the quarter ended September 30, 2007, a decrease of $0.2 million or 13%, from $1.5 million for the quarter ended September 30, 2006. As a percentage of revenue, cost of revenue decreased from 83% of sales for the quarter ended September 30, 2006, to 68% of sales for the quarter ended September 30, 2007. The percentage decrease was primarily due to higher average selling prices as a result of an increase in sales to domestic U.S. customers, to whom we sell directly, versus international sales which are made through distributors. Stock based compensation increased in the quarter ended September 30, 2007 by $0.1 million as compared to the quarter ended September 30, 2006  due to the grant of stock options under our new 2006 Stock Option Plan.

Research and development expense. Research and development expense consists of costs related to our regulatory and product development activities. Research and development expense has been, and we anticipate in the future will be, highest when it is actively engaged in human clinical trials to support new regulatory clearances. Research and development expense was $1.0 million for the quarter ended September 30, 2007, an increase of $0.3 million, or 43%, from $0.7 million for the quarter ended September 30, 2006. This increase is primarily attributable to increased stock based compensation of $0.3 million associated with our new 2006 Stock Option Plan. We expect research and development expenses to decline as a percentage of revenue due to a larger revenue base.

Sales and marketing expense. Sales and marketing expense consists of costs related to our direct sales force personnel, clinical application specialists, travel, trade shows, advertising, entertainment, and marketing materials provided to our international distributors. Sales and marketing expense was $2.7 million for the quarter ended September 30, 2007, an increase of $1.4 million, or 108%, from $1.3 million for the quarter ended September 30, 2006. This increase was primarily attributable to the growth of our direct sales force and marketing activities to support our worldwide market expansion, resulting in increased compensation and commission costs of $0.4 million, increased travel, trade show and meeting expenses of $0.3 million and increased advertising and promotion expenses of $0.1 million. Stock based compensation increased by $0.6 million associated with our new 2006 Stock Option Plan.  We expect that expenses associated with sales and marketing activities will increase as we incur additional costs to support our worldwide market expansion.

General and administrative expense. General and administrative expense consists of costs related to personnel, legal, accounting and other general operating expenses. General and administrative expense was $2.1 million for the quarter ended September 30, 2007, an increase of $1.5 million or 250%, from $0.6 million for the quarter ended September 30, 2006. The increase was primarily attributable to increased stock based compensation of $0.9 million associated with our 2006 Stock Option Plan and increased professional fees of $0.3 million associated with operating as a public company. We expect that general and administrative expense will increase in absolute dollar amounts as we incur additional costs related to operating as a public company, such as legal and accounting fees, and higher costs for officers’ and directors’ insurance, investor relations programs and director and professional fees.

Interest income. Interest income was $0.4 million for the quarter ended September 30, 2007, an increase of $0.4 million, or 4000%, from $0.01 million for the quarter ended September 30, 2006. This increase was due to the investing the cash and cash equivalents we obtained in the merger.

Interest expense. Interest expense was $0.4 million for the quarter ended September 30, 2007, a decrease of $0.2 million, or 33%, from $0.6 million for the quarter ended September 30, 2006. The decrease in interest expense resulted from $0.3 million incurred on promissory notes issued in February and May 2007 in connection with our loan from Merrill Lynch Capital and $0.1 million related to our borrowings in June 2007 from another finance company, partially offset by a reduction of $0.1 million related to the early repayment of the secured promissory note, and $0.5 million related to the repayment in June 2007 of the Bridge Notes.  We expect interest expense to decline in future periods due to the lower level of borrowings as compared to prior periods.

Other income (expense). Other income was $0.002 million for the quarter ended September 30, 2007 as compared to $1.6 million of other expense for the quarter ended September 30, 2006. This increase was primarily due to the decrease in the fair value adjustments of the warrant liabilities and embedded derivatives associated with the May 2005 secured promissory note and the 2006 Bridge Notes as these items were either repaid or converted in the merger transaction in June 2007.

Liquidity and Capital Resources

From our inception, and prior to the merger with Ithaka in June 2007, we financed our operations primarily through private sales of preferred stock, with aggregate net proceeds of $76.5 million in cash. From April 2006 through February 2007, we borrowed an aggregate amount of $10.6 million from existing shareholders (the 2006 Bridge Notes). We issued to each lending party unsecured convertible promissory notes bearing interest at 8% per annum. In February 2007, we borrowed $8.0 million from Merrill Lynch Capital of which $3.0 million was used to pay existing debt. We issued a secured promissory note to Merrill Lynch Capital bearing interest at 6.5% over the LIBOR rate with interest only payments for the first six months and interest and principal payments for 30 months thereafter. In connection with this term loan, we issued a warrant having a contractual life of ten years. We estimated the fair value of the warrant using the Black-Scholes option pricing model. The resultant estimated fair value of $206 resulted in a discount to the term loan. The discount will be amortized to interest expense using the effective interest method over the life of the term loan.

In May 2007, we and Merrill Lynch Capital amended our promissory note to provide for an additional $2.0 million of borrowing for an aggregate total of $10.0 million. The second tranche of $2.0 million was funded on May 11, 2007 with interest at the same rate as the original note and it was repaid upon the close of the Ithaka merger. In connection with the second tranche, we did not issue any additional warrants but we did incur a fee of $150,000, which was paid out of proceeds.  In June 2007, we borrowed $1.5 million in an unsecured promissory note from a financing company, Cheyne Capital, a shareholder of Ithaka.  The interest rate on this note was 15% and we incurred a fee of 7.5% which was paid out of proceeds.  We repaid this unsecured promissory note in July 2007.  We consummated our merger with Ithaka in June 2007, and in that transaction we acquired approximately $50.0 million of cash and cash equivalents.

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

Nine Months Ended September 30, 2007 and 2006

As of September 30, 2007, we had cash and cash equivalents of $29.5 million, working capital of $31.3 million and an accumulated deficit of $92.6 million.

Cash flows used in operating activities. Net cash used in operations was $21.6 million for the nine months ended September 30, 2007 and $9.0 million for the nine months ended September 30, 2006. The net cash used in each of these periods primarily reflects the net loss for those periods, offset by non-cash charges such as depreciation and amortization, stock-based compensation, amortization of debt discounts and the change in fair value of warrant liabilities associated with the May 2005 and February 2007 secured promissory notes and Merrill Lynch Capital Term Loan and the change in the fair value of the warrant liabilities and embedded derivatives associated with our 2006 Bridge Notes.  Non-cash charges for depreciation and amortization, stock-based compensation, amortization of debt discounts and the change in fair value of warrant liabilities and embedded derivatives totaled $5.0 million and $2.9 million for the nine months ended September 30, 2007 and 2006, respectively, representing a $2.1 million increase. This increase was comprised of a $2.1 million increase in discount amortization associated with the 2006 Bridge Notes, and increase in stock-based compensation of $1.7 million during the nine months ended September 30, 2007, offset by a decrease of $1.7 million of change in fair value of warrant liabilities associated with our debt instruments since we converted or repaid our debt instruments in the nine months ended September 30, 2007.

For the nine months ended September 30, 2006, operating assets and liabilities aggregated to a net increase of cash of $0.8 million, primarily related to increased accounts payable and accrued liabilities of $1.3 million and decreased inventories of $0.2 million.

For the nine months ended September 30, 2007, operating assets and liabilities aggregated to a net decrease of cash of $10.2 million, representing an increased level of all operating assets and liabilities.  We were building inventories by $3.2 million to support our increased sales growth, and this partially attributed to the $6.2 million increase in accounts payable and accrued expenses.

Cash flows provided by (used in) investing activities. Net cash used in investing activities was $0.4 million and $0.2 million for the nine months ended September 30, 2007 and 2006, respectively. We incurred capital expenditures of $0.4 million and $0.2 million for the nine months ended September 30, 2007 and 2006, respectively.  However, we expect our capital expenditures to increase in future quarters to support the growth of our infrastructure. We anticipate that our current operating facility will be appropriate to support our manufacturing demands for the foreseeable future.

Cash flows from financing activities. Cash flows from financing activities were $50.8 million for the nine months ended September 30, 2007 and $5.0 million for the nine months ended September 30, 2006. Cash flows from financing activities in the nine months ended September 30, 2007 reflected $50.0 million of cash we acquired in the merger, $1.5 million in proceeds from the 2006 Bridge Notes, $10.0 million in proceeds from the promissory notes issued in February and May 2007 to Merrill Lynch Capital, and $1.5 million in proceeds on the unsecured Cheyne Capital promissory note, offset by $3.1 million for the payment in full of the 2005 promissory note with Oxford Finance Corporation, $2.3 million in repayment of the borrowings from Merrill Lynch, and $1.5 million in full repayment of our borrowings from Cheyne Capital.   We also paid $0.4 million in debt issuance costs on these borrowings.  In the nine months ended September 30, 2007 we also spent $0.9 million to repurchase common stock warrants and $4.1 million to redeem a portion of the redeemable common stock we acquired in the merger.

Cash flows from financing activities in the first nine months of 2006 reflects $5.0 million in net principal payments on the note from Oxford Finance Corporation.

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

Duke University previously prepared a submission to obtain a National Institutes of Health (NIH) grant to fund a cardiac arrest clinical trial. However, we do not believe NIH funding is imminent and we plan to meet with the FDA in the fourth quarter of 2007 to discuss other options and will plan accordingly after that meeting.

The following table summarizes information about our material contractual obligations as of September 30, 2007:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating leases	$461	$339	$122	$—	$—
Promissory notes	$7,733	$3,200	$4,533	$—	$—
Capital leases	$114	$25	$86	$3	$—

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

Promissory notes.  The senior secured credit facility with Merrill Lynch Capital, entered into in February 2007 and amended in May 2007,  consists of a $10.0 million term loan with an interest rate of one month LIBOR plus 6.50%, and the outstanding balance at September 30, 2007 is $7.3 million.   The term loan requires interest only payments for the first six months and interest and principal payments for each month thereafter through February 2010.

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

We invest our excess cash primarily in U.S. Treasury Bills with maturities less than 90 days. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk-sensitive instruments, positions or transactions to any material extent. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Due to the short-term nature of these investments, a 1% change in market interest rates would not have a significant impact on the total value of our portfolio as of September 30, 2007.

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

Other than as set forth below, there are no material changes from the risk factors previously disclosed in Item 1A of Part I of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, which sets forth the most recent Risk Factors presentation in our filings under the Securities Exchange Act of 1934.  Per the Form 10-Q disclosure rules for Item 1A, the risk factors contained in this report reflect only changes from or additions to the risks stated in the 10-Q for the quarter ended June 30, 2007.  The updated risks set forth below must be read in conjunction with those in the Form 10-Q for the quarter ended June 30, 2007.  You must not construe the following statements as an exhaustive list of risks.
Risks Related to Our Business

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

We have not yet generated sufficient cash from operations to finance our business. Our audited financial statements have been prepared assuming that we would continue as a going concern. Operations to date have been financed principally through the private placement of equity securities and debt securities convertible to equity. We have not reported an operating profit for any year since our inception, and from our inception through September 30, 2007, we had accumulated losses of $92.5 million. We expect to incur net losses for the foreseeable future. These losses may be substantial and we may never achieve or maintain profitability. These factors raise substantial doubt about our ability to continue as a going concern.

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

The decision to purchase our CoolGard and Thermogard systems and catheters often involves a significant commitment of resources and a lengthy evaluation process. We need to convince hospitals and critical care providers that our products are more effective than, and provide advantages over, competing temperature management products. Hospital purchases often involve a committee decision requiring approval of multiple decision makers including physicians, nurses and administrators. As a result, our sales process varies by hospital and country. In addition, a hospital typically uses funds from its capital equipment budget to purchase our CoolGard and Thermogard systems. Budget constraints and the need for multiple approvals within the hospital may delay the purchase decision for our products. This can result in a lengthy sales process, sometimes as long as six months to a year. The long sales cycle for our system may cause our revenue and operating results to vary significantly quarter to quarter and year to year.  In particular, in the quarter ended September 30, 2007, we experienced unit sales significantly lower than our prior forecasts, due primarily to longer sales cycles as customers evaluate a variety of alternative products to manage patient temperature, in addition to our products.

We depend on several large customers for our international sales, and a loss of or decline in sales to such customers may significantly reduce our revenue.

A significant portion of our sales in Europe are to a few key distributors.  In 2006, Euromed and Fuchs Medical accounted for 24% and 4%, respectively, of our revenue. For the nine months ended September 30, 2007, Euromed and Fuchs Medical accounted for 5% and 3%, respectively, of our revenue. From time to time, other international distributors may also account for a large portion of our revenue. Our contract with Euromed covered Austria and Germany. We decided to terminate our contract with Euromed effective May 2007, in order to enter into a new contract with Euromed that covers Austria, and a separate contract with another distributor, Elan, for Germany, which previously acted as Euromed’s subdistributor of our products in Germany. In May 2007, we entered into a new contract with Elan for Germany, but are still in the process of negotiating a contract with Euromed for Austria. There is no assurance, however, that we will be successful in completing a contract with Euromed for sales in Austria, which we estimate accounted for approximately 8% of our revenues in 2006. For the nine months ended September 30, 2007, Elan accounted for 17% of our revenue.  Our contracts with Elan and other international distributors do not assure us significant minimum purchase volume. If a contract with a distributor is terminated for cause or by us for convenience, the distributor will have no obligation to purchase products from us. Our contracts with future distributors will typically have similar terms, and will not assure us of long-term minimum purchase volumes. The loss of, or any sudden decline in business from, any significant distributor, likely would lead to a significant decline in our revenue. We may not be able to retain this or other large customers or any other significant distributor. If we were to lose any large distributor, it may take significant time to replace the distributor and the revenue generated by them, and we may not ultimately be able to do so.

Risks Related to Our Operations

We are subject to risks associated with international sales that could harm our financial condition and results of operations.

International sales accounted for 57%, 55% and 55% of our revenue for 2006 and the nine months ended September 30, 2006 and 2007, respectively. Although we intend to increasingly focus on sales in the United States, we believe that a significant percentage of our future revenue will continue to come from international sales. In particular, we rely on a network of third-party distributors to market and sell our products in non-U.S. markets. The success of our international sales depends upon a number of factors beyond our control, including the effectiveness and skill of our distributors and their willingness to commit resources and prioritize the sale of our products. These parties may not have the same interests as we do in marketing our products. If these distributors do not actively sell our products, we may be unable to increase or maintain our current level of international revenue. In order to grow our business and expand the territories into which we sell our products internationally, we will need to attract additional skilled distributors in key geographic areas. We cannot assure you that distributors will be available on acceptable terms.

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

In the merger which closed on June 21, 2007, we acquired $50.0 million of cash and cash equivalents.  These funds will be used for working capital purposes.  Through September 30, 2007, we have used $4.1 million of the proceeds for debt service and repayments, $4.1 million for redeemable common stock, $3.0 million for bonus payments, $1.4 million for merger transaction costs, $0.9 million for the repurchase of warrants, and $8.4 million of the proceeds for working capital purposes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. 1350 and Securities Exchange Act Rule 13a-14(b).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, who have signed this report on behalf of the Company as the principal executive officer, principal financial officer and principal accounting officer.

Alsius Corporation

Date: November 14, 2007	/s/ William J. Worthen
William J. Worthen
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2007	/s/ Brett L. Scott
Brett L. Scott
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. 1350 and Securities Exchange Act Rule 13a-14(b).