Form 10-K
period 2007-12-31
Alsius Corp
filed 2008-03-13
CIK 1324205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-51362

ALSIUS CORPORATION
(Exact name of registrant as specified in its charter)
Delaware	20-2620798
(State of incorporation)	(I.R.S. Employer Identification No.)

15770 Laguna Canyon Road, Suite 150 Irvine, California	92618
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (949) 453-0150

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.0001 Par Value Per Share	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [_]   No [X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [_]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [_]   No [X]

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based on the closing price as reported on the Nasdaq Capital Market on June 30, 2007) was approximately $60 million. Shares of voting stock held by each officer and director and by each shareholder affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Common Stock as of March 7, 2008 was 21,076,134.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on July 16, 2008 are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains statements relating to future results of Alsius Corporation (including certain projections and business trends) that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include those set forth herein and those detailed from time to time in our other Securities and Exchange Commission filings.  These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

ALSIUS CORPORATION

PART I

Item 1.	Business

General
On June 21, 2007, Ithaka Acquisition Corp., a Delaware corporation (”Ithaka”),  completed its acquisition of Alsius Corporation, a privately held California corporation (“Alsius Medical”), through a merger of a wholly owned subsidiary with and into Alsius Medical.   Ithaka was a publicly traded blank check company formed in 2005 to acquire an unidentified operating business in the healthcare industry.  In the merger, Alsius Medical became a wholly owned subsidiary of Ithaka, and Ithaka changed its name to Alsius Corporation. As a result, Alsius Corporation succeeded Ithaka as the reporting registrant for purposes of this report.  Alsius Corporation is now a publicly traded Delaware holding company operating through its wholly owned subsidiary, Alsius Medical Corporation.  Alsius Corporation and its operating subsidiary are referred to collectively as “Alsius,” “we,” “us,” and the “Company”.  Alsius Corporation’s common stock trades on NASDAQ under the symbol “ALUS”.  For accounting purposes, the merger was treated as a reverse acquisition with Alsius Medical being the accounting acquirer. Therefore, the Company’s historical financial statements reflect those of Alsius Medical, the operating subsidiary.

Alsius Medical was incorporated in December 1991, and recapitalized and reorganized its operations and business in November 1998 to focus on intravascular temperature management. In June 2001, Alsius opened a branch office, Alsius Service Center, in Wateringen, The Netherlands, to provide field support for its products in Europe.

Alsius is a commercial-stage medical device company that develops, manufactures and sells proprietary, innovative products to precisely control patient temperature in hospital critical care settings. Controlling body temperature, through cooling and warming, is standard of care for patients in critical condition and those undergoing a variety of surgical procedures. As has been well documented, temperature management improves outcomes and reduces complications in patients being treated for a range of conditions such as cardiac arrest, stroke and head trauma, as well as during cardiothoracic surgery.

We market a comprehensive suite of catheter-based intravascular temperature management products that, based on management’s experience and knowledge of the industry and discussions with physicians, address an unmet clinical need for effective, accurate, easy-to-use and cost-effective control of body temperature in critical care patients. Our products consist of the CoolGard and Thermogard systems and four families of single-use catheters—Cool Line, Icy, Fortius and Quattro. The CoolGard and Thermogard systems are computer-controlled temperature regulation systems that circulate cool or warm saline in a closed-loop circuit through balloons that surround our catheters.  Our catheters are inserted into a major vein through a patient’s neck or groin and achieve rapid and precise temperature management through contact with the patient’s blood flow. A key feature of our catheters is their ability to function as central venous catheters, which are routinely used in the treatment of critically ill patients to administer drugs and fluids, draw blood and monitor blood pressure. Unlike conventional external temperature management products, such as cooling and warming blankets and ice packs, our intravascular products cool and warm the patient from the inside out, which we believe more effectively manages body temperature and allows caregivers easier access to administer patient care.

We operate in one reportable business segment through our operating subsidiary, Alsius Medical. See Note 14 to the Notes to Consolidated Financial Statements — Segment Reporting, for a summary of revenues by customer location for the years ended December 31, 2007, 2006 and 2005.

Our principal corporate office is located at 15770 Laguna Canyon Road, Suite 150, Irvine, CA  92618, and our main telephone number at that location is 949-453-0150.  Our common stock trades on the Nasdaq Capital Market under the symbol ALUS.

Strategy

Our goal is to be the leading worldwide provider of medical products for temperature management in hospital critical care settings. The key elements of our strategy include:

•
Leverage our first mover advantage. Based on our experience in the acute care temperature management market, we believe we are the worldwide leader in sales of intravascular temperature management products which will enable us to continue to set the industry standard for novel temperature management. We have an established sales, marketing, distribution and service infrastructure, which we intend to leverage to support our growth worldwide.

•
Drive adoption. We will continue to drive adoption of our products by promoting awareness among leading hospitals and critical care practitioners, including participating in clinical trials, training physicians and supporting the adoption of temperature management treatment guidelines.

•
Increase system installations and catheter use. Our goal is to increase system installations at target hospitals and drive catheter use among existing customers. We intend to increase sales through expansion of our U.S. direct sales force, and through our distributors in existing markets in Europe, Canada and Australia, and expand into China, Japan and other Asian countries.

•
Enhance existing products and develop new products. We will continue to improve the design of our current products and expand our pipeline of future products. We intend to continually enhance our systems, software and catheters to deliver more effective and easier-to-use temperature management products.

•
Improve margins through scale and efficiency. We are focused on improving gross margins by lowering our raw material and manufacturing costs. We expect to realize economies-of-scale as sales increase. We expect that future operating margins and gross margins will be achieved through a combination of increased sales, as we continue to penetrate worldwide markets for our products, and the successful implementation of cost reduction initiatives and absorption of fixed and partially fixed costs through increased production levels. Further discussion, including the basis for management’s belief in its ability to reduce costs and increase margins, is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this annual report.

Research and Development

We intend to continue to invest in research and development to enhance our CoolGard and Thermogard systems and family of catheters and develop new products, based on customer feedback and demand. We work closely with leading critical care physicians and nurses to better understand unmet needs and new applications in temperature management. Product enhancements may include increased system power to achieve faster cooling and warming, changes in catheter design to accommodate new applications as well as refinements that lower manufacturing costs. As of December 31, 2007, we had 22 full-time employees in the research and development group.

We incurred research and development expenses of $3.9 million, $2.9 million and $3.5 million in 2007, 2006 and 2005, respectively.

Manufacturing

We lease approximately 27,000 square feet of space at our Irvine, California, headquarters. We design, manufacture and test our products at our headquarters, which is compliant with ISO and FDA standards. Product quality, cost reduction and inventory management are top priorities for our manufacturing operations.  We believe our existing facilities are adequate to support our manufacturing requirements for the foreseeable future.

We assemble the CoolGard and Thermogard systems and catheters from components and subassemblies that we purchase from outside sources. We have flexibility with our suppliers to adjust the number of components and subassemblies as well as the delivery schedules. Production requirements are based on sales forecasts. Lead times for components and subassemblies may vary significantly depending on the size of the order, time required to fabricate and test the components or subassemblies, specific supplier requirements and current market demand for the components and subassemblies. We seek to reduce the potential for disruption of supply by maintaining sufficient inventory and identifying additional suppliers, where possible. However, we currently purchase certain of our components and subassemblies from single source suppliers. If we lost a single-source supplier, we would need to qualify new suppliers, or to redesign components, which could cause delays in our manufacturing. To date, we have not experienced any significant delays in obtaining any components or subassemblies.

Customers, Marketing and Sales

We began selling our products in the United States in April 2004 and, as of December 31, 2007, had established a U.S. installed base of over 217 systems in 116 hospitals, of which 185 had been sold and 32 were under evaluation. We began building our current network of independent distributors in Europe in February 2004, and as of December 31, 2007, had established a European installed base of 312 systems in over 161 hospitals, of which 291 had been sold and 21 were under evaluation. In other parts of the world as of December 31, 2007, we had an installed base of 34 systems, of which 31 had been sold and 3 were under evaluation.

 In 2007, we had approximately 136 customers. We measure customers as those companies that have placed at least one order with us in the preceding twelve-month period.  In 2007, 2006 and 2005 our largest customer, a European distributor, accounted for approximately 15%, 24% and 20%, respectively, of our net sales. The loss of our largest customer would have a material adverse effect on us. However, we believe that our relationship with our largest customer is good and there is a low  risk of loss of this customer at this time.

We typically provide the CoolGard and Thermogard systems to potential customers for an evaluation period, during which time we sell catheters to these hospitals for patient treatment. The majority of hospitals that have evaluated our products have purchased one or more systems and a supply of catheters.

We market our products worldwide to acute-care hospitals that have dedicated critical care units which provide advanced care for cardiac arrest, brain injury, cardiothoracic and trauma, burn and surgery patients. These are typically university and large community hospitals that have a level one or two trauma service designation and have a neuro-intensive care unit, medical intensive care unit, coronary care unit or emergency room. There are over 2,000 of these hospitals in the United States and a comparable number outside of the United States.

We have FDA clearance to market our products in the United States for fever control in certain neuro-intensive care patients and temperature management in cardiac and neuro surgery patients, and are exploring ways to obtain clearance for cardiac arrest. We have broader clearance to market our products in Europe, Canada and Australia, including clearance for cardiac arrest, and we are in the process of obtaining clearances to sell products in China, Japan and other Asian countries.

United States

In the United States we sell, market and distribute our products through a direct sales force supported by clinical application specialists. As of December 31, 2007, we employed 15 direct sales people, a director of sales, a vice president of worldwide sales and marketing, two regional sales managers, a corporate accounts manager, a government-military accounts manager, five clinical application specialists and a director of clinical education. Our clinical application specialists are trained nurse practitioners who assist with product service and installation, provide clinical education and promote catheter use among customers. Our sales strategy is to target hospitals that are early adopters of new technologies and have large critical care units that may purchase multiple systems.

International

We sell our products internationally through a network of independent distributors, each of which has exclusive rights to sell our products in a particular country or countries. As of December 31, 2007, we had a network of 31 distributors covering over 39 countries. We encourage our distributors to educate customers on the clinical efficacy, performance, ease of use, value and other advantages of our products. We provide our international distributors with clinical support, regional sales assistance and marketing materials. We have a European service center in the Netherlands to provide ongoing support to our customers and distributors. International sales accounted for 49%, 57% and 62% of total sales in 2007, 2006 and 2005, respectively.

Competition

We principally compete with companies that sell conventional temperature management products such as cooling and warming blankets, ice packs and other external devices. We also compete with companies that sell newer surface temperature management products, such as Medivance, Inc., a privately held company that sells self-regulating cooling pads. Additionally, we compete with companies that have developed other intravascular approaches that are either pre-commercialization or in early stages of commercialization. These companies offer a smaller selection of catheters, which we believe have significantly less functionality than our catheters. In particular, we are the only temperature management company that sells catheters that can be inserted into the neck as well as the groin and that can function as a standard central venous catheter with multiple working ports. To compete effectively, we have to demonstrate that our products are attractive alternatives to other devices and treatments. We compete with other products on the basis of performance, safety, cost and ease of use. We believe our products compete favorably on the basis of these factors.

Despite what we believe are the benefits of our products, manufacturers of cooling and warming blankets may have more established products and customer relationships than we do, which could inhibit our market penetration efforts. We believe potential customers may feel they need to recoup the cost of products that they have already purchased from our competitors and therefore may choose not to purchase our products, or may delay such purchases. Some of our current and potential competitors may have significantly greater financial, research and development, manufacturing and sales and marketing resources than we have.

In addition, competitors that market what we believe to be less effective solutions, such as  surface cooling and warming blankets and pads, often do so on the basis that such devices are less invasive than our catheters, which must be placed in a vein by a surgeon or other specialist.  We strive to educate customers on the benefits of our superior effectiveness at regulating patient temperature, ease of patient access compared to surface devices, and the fact that a significant majority of patients eligible for our catheters would already be receiving a similar central venous catheter.

Intellectual Property and Proprietary Rights

We have invested considerable resources in our intellectual property strategy and rely on a combination of patents, copyrights, trademarks and trade secret laws, as well as confidentiality and invention assignment agreements, to protect our innovations. As of December 31, 2007, our products were covered by 34 issued U.S. patents. We also have U.S. patent applications pending directed to current and future products. As of December 31, 2007, our products were covered internationally by five issued patents. We have other foreign patent applications pending directed to current and future products. We intend to file for additional patents to strengthen our intellectual property rights. We believe our patent portfolio provides a competitive advantage in our key markets, particularly for inducing hypothermia with a catheter in specified indications and for fever control using a central venous catheter. Our patents covering these key markets generally expire between 2018 and 2022. Alsius, CoolGard, Cool Line, Icy and Fortius are registered trademarks in the United States and the European Union.

We require our employees, consultants and certain vendors to sign confidentiality and invention assignment agreements. We cannot provide any assurance that employees and consultants will abide by the confidentiality or assignability terms of their agreements. Despite measures taken to protect our intellectual property, unauthorized parties may copy aspects of our products or obtain and use information that we regard as proprietary.

Employees

As of December 31, 2007, we had approximately 100 employees. None of our employees are covered by collective bargaining agreements. We believe our future success will depend in large part upon our continued ability to attract, motivate, develop and retain highly skilled and dedicated employees.

Available Information

We maintain an Internet website at www.alsius.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, along with our annual report to shareholders and other information related to our company, are available free of charge on this site as soon as reasonably practicable after we electronically file or furnish these reports with the Securities and Exchange Commission.  Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K.

Item 1A.	Risk Factors

Our business, financial condition and results of operations can be impacted by a number of risk factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.   Any of these risks could materially and adversely affect our business, financial condition and results of operations, which in turn could materially and adversely affect the price of our common stock or other securities.

Risks Related to Our Business

We have not yet been able to finance our operations with the cash generated from our business. If we do not generate cash sufficient to finance our operations, we will need additional financing to continue our growth.

We have not yet generated sufficient cash from operations to finance our business. Our audited financial statements have been prepared assuming that we would continue as a going concern. Operations to date have been financed principally through the private placement of equity securities, debt securities convertible to equity, and the approximately $40.0 million of net cash we acquired in the merger with Ithaka. We have not reported an operating profit for any year since our inception.  From our inception through December 31, 2007, we had accumulated losses of $98.2 million, and at December 31, 2007 had cash and cash equivalents of $24.4 million to finance operations. We expect to incur net losses for the foreseeable future. These losses may be substantial and we may never achieve or maintain profitability. These factors raise substantial doubt about our ability to continue as a going concern.

Our cash and cash equivalents on hand, and our projected cash flows, are not anticipated to be sufficient to take us to cash flow positive based on our business plan.  We will therefore need to finance our growth through additional debt or equity financing or reduce costs significantly. Any additional financing that we may require in the future may not be available at all or, if available, may be on terms unfavorable to us. Our inability to finance our growth, either internally or externally, would limit our growth potential and our ability to implement our business strategy.

The long sales cycle for our systems may cause revenue and operating results to vary significantly quarter to quarter and year to year.

The decision to purchase our CoolGard and Thermogard systems and catheters often involves a significant commitment of resources and a lengthy evaluation process. We need to convince hospitals and critical care providers that our products are more effective than, and provide advantages over, competing temperature management products. Hospital purchases often involve a committee decision requiring approval of multiple decision makers including physicians, nurses and administrators. As a result, our sales process varies by hospital and country. In addition, a hospital typically uses funds from its capital equipment budget to purchase our CoolGard and Thermogard systems. Budget constraints and the need for multiple approvals within the hospital may delay the purchase decision for our products. This can result in a lengthy sales process, sometimes as long as six months to a year. The long sales cycle for our system may cause our revenue and operating results to vary significantly quarter to quarter and year to year.  In particular, in the second half of 2007, we experienced unit sales significantly lower than our prior forecasts, due primarily to longer sales cycles as customers evaluate a variety of alternative products to manage patient temperature, in addition to our products.

We depend on several large customers for our international sales, and a loss of or decline in sales to such customers may significantly reduce our revenue.

A significant portion of our sales in Europe are to a few key distributors.  In 2006, Euromed and Fuchs Medical accounted for 24% and 4%, respectively, of our revenue. In 2007, Elan accounted for 15% of our revenue and Euromed and Fuchs Medical each accounted for 3%, respectively, of our revenue. From time to time, other international distributors may also account for a large portion of our revenue. Our contract with Euromed covered Austria and Germany. We decided to terminate our contract with Euromed effective May 2007, in order to enter into a new contract with Elan for Austria and Germany (which had previously acted as Euromed’s subdistributor of our products in Germany). Our contracts with Elan and other international distributors do not assure us significant minimum purchase volume. If a contract with a distributor is terminated for cause or by us for convenience, the distributor will have no obligation to purchase products from us. Our contracts with future distributors will typically have similar terms, and will not assure us of long-term minimum purchase volumes. The loss of, or any sudden decline in business from, any significant distributor, likely would lead to a significant decline in our revenue. We may not be able to retain this or other large customers or any other significant distributor. If we were to lose any large distributor, it may take significant time to replace the distributor and the revenue generated by them, and we may not ultimately be able to do so.

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

If we do not obtain FDA clearance for cardiac arrest, or other indications, we may be at risk for liabilities and lost revenue as a result of off label use.  A significant portion of our current revenue is, and anticipated future revenue increasingly will be, derived from the sale of our products to treat cardiac arrest. We have regulatory clearances to sell our products in Europe, Canada and in other countries outside the United States to treat cardiac arrest, but we do not have FDA clearance to sell our products in the United States to treat cardiac arrest. In the United States, the use of our products to treat cardiac arrest is and will be considered off-label use unless and until we receive regulatory clearance for use of our systems and catheters to treat cardiac arrest patients. We intend to conduct a clinical trial for cardiac arrest approval in the United States, which we expect to begin in 2008 and, if successful, conclude with an FDA clearance in 2011. There is no assurance, however, that such a clearance will be obtained.

We do not track how physicians use our products after they are purchased, and cannot identify what percentage of our revenues are derived from off-label use. We are aware, however, that physicians in the United States are using our products off-label to treat cardiac arrest, and expect this use to increase. We believe this is due in large part to the 2006 American Heart Association recommendation that cooling be used to treat cardiac arrest. We have received increasing inquiries from U.S. physicians interested in using our products to treat cardiac arrest, in addition to cleared indications. In addition, in order to gather general market data and help us work with the FDA to design a clinical trial for cardiac arrest, in 2006 our field personnel began to ask hospitals why they are interested in purchasing our products. Of approximately 300 U.S. hospitals queried, over half indicated they are interested in cooling cardiac arrest patients, in addition to our cleared indications. We have also seen a similar level of interest in Europe, where our products are cleared for cardiac arrest. Based on these interest levels, we estimate it is possible that between 20% and 40% of our current U.S. revenues (or between 10% and 20% of our worldwide revenues) could be derived from off-label use. We also estimate that over time up to 50% of our U.S. revenues (or approximately 25% of our worldwide revenues) could be derived from purchases of our products to treat cardiac arrest.

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

The FDA and other regulatory agencies actively enforce regulations prohibiting promotion of off-label uses and the promotion of products for off-label uses. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies, and even criminal sanctions. Due to these constraints, our sales and marketing efforts focus only on cleared indications for its products. When a hospital or physician expresses interest in potential off-label use, our field personnel (sales representatives and clinical specialists) have been trained to limit their discussion or training of our products only to their general attributes for cooling and warming of the patient, and the on-label indications. Our clinical applications specialists work in hospitals to instruct physicians and nurses on how to use our CoolGard and Thermogard systems, and how to run the system once our catheter has been inserted into the patient. The specialists do not, however, select which patients receive treatment or assist in the insertion of the catheter, both of which are done by the physician. The specialists thus do not determine the type of treatment (i.e., on-label or off-label) for which our products are used, and products are used in the same manner whether the patient is receiving an on- or off-label treatment. We do, upon request, disseminate information relating to the use of our products for off-label uses such as cardiac arrest. The FDA Modernization Act permits companies to respond in a non-promotional manner to unsolicited requests from doctors and hospitals for off label-information. We respond to such requests in a manner we believe is permitted under the FDA Modernization Act, by providing copies of and citations to articles that discuss off-label uses.

We do not believe any of our activities constitute promotion of off-label use. Should the FDA determine, however, that our activities constitute promotion of off-label use, the FDA could bring action to prevent us from distributing our products within the United States for the off-label use, could impose fines and penalties on us and our executives, and could prohibit us from participating in government healthcare programs such as Medicare and Medicaid. We could be required to substantially change our sales, promotion and educational activities. If we are prevented from distributing our products in the United States to treat cardiac arrest, we could lose an estimated 10% and 20% of our current revenues, and up to 25% based on future estimates. FDA actions concerning the promotion of off-label uses are typically expensive, disruptive and burdensome, and generate negative publicity. As a result, such an action could affect our reputation generally and interfere with our ability to sell our products even for approved uses. This would have an even greater negative impact on our sales and financial condition, and may require us to raise additional capital, which may not be available, or, if available may be dilutive to existing shareholders.

In addition to liability under FDA regulations, we may also incur significant liability related to off-label use under other federal and state laws and regulations.

In addition to potential FDA action, other federal and state authorities could bring action against us if they believe our activities constitute promotion of off-label use. The Federal False Claims Act, and similar state laws, imposes civil liability on any person or entity who submits, or causes the submission of a false or fraudulent claim to the U.S. or state governments. Damages under such laws can be significant, including fines and penalties. The Federal False Claims Act also allows a private individual or entity to sue on behalf of the government to recover the civil penalties and treble damages. The U.S. Department of Justice has enforced the Federal False Claims Act against pharmaceutical manufacturers whose promotional practices were found to have included the off-label promotion of drugs. These cases were brought on the grounds that the off-label promotion resulted in the submission of false claims to federal and state healthcare entitlement programs such as Medicare and Medicaid. Such manufacturers have entered into settlements with the federal government under which they paid amounts and entered into agreements that require substantial reporting and remedial actions. The federal authorities, and state equivalents, may likewise seek to enforce the False Claims Act against medical device manufacturers, which may result in similar penalties and have an adverse effect on our U.S. sales. Action could also be brought against us under the Federal Anti-Kickback Act and the Health Insurance Portability and Accountability Act (HIPAA), and equivalent state laws, if we were deemed to have induced physicians to make false claims for services provided. This action can be brought regardless of whether the false claims related to on-label or an off-label use. The probability of success of such an action would be significantly increased if there were an existing finding that our products were misbranded or adulterated, which could result if the products were considered to be marketed for off-label uses.

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

If  we are found by the FDA or other federal or state authorities to be marketing our products for off-label uses, we may be temporarily or permanently barred from participating in government sponsored healthcare programs such as Medicare and Medicaid. We estimate that up to 25% of our current revenues may come from Medicare and Medicaid reimbursement to our customers. However, if we are barred from participating in such programs, hospitals may refuse to purchase our products altogether. As a result, such a ban from participating in these programs could jeopardize all of our U.S. sales.

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

The FDA also required that we conduct a post market surveillance, or PMS, study of 200 patients treated with our Cool Line versus 200 patients from the same hospitals treated with conventional fever control therapies. In February 2006, we filed a report with the FDA on the first 83 patients in the PMS study, which we believed showed good safety results.  In 2007 we requested and obtained approval from the FDA for a retrospective surveillance without informed consent in an effort to increase the rate of enrollment. As of February 2008 we had a total of 169 patients enrolled in the PMS study. However, if these results or subsequent PMS safety data ultimately cause the FDA to conclude that our Cool Line catheters pose a statistically significant safety risk, the FDA could require that we conduct additional clinical studies or recall the Cool Line in the United States. Either of these potential FDA actions could materially impact the sales and marketability of our Cool Line products in the United States.

We have a limited history of commercial sales that makes it difficult to predict future performance and could impair our ability to grow revenue or achieve or maintain profitability.

We were incorporated in December 1991, and recapitalized and reorganized our operations and business in November 1998 to focus on intravascular temperature management. We began very limited sales of earlier versions of our products in Europe in December 2000 and began a more significant international sales launch of our current products in February 2004, when we started building a current network of independent distributors. We began sales in the United States in April 2004 through our own direct sales force. Consequently, we have a limited history of commercial sales of our products, which hinders us from accurately predicting sales and managing our inventory levels. As we expand our business, managing our inventory levels may become more difficult and may affect our cash position and results of operations. Our inability to forecast future revenue or estimated life cycles of products may result in inventory-related charges that would negatively affect our gross margins and results of operations.

If we are unable to achieve continued market penetration with conventional temperature management products, we will be unable to compete effectively.

We principally compete with companies that sell conventional temperature management products such as cooling and warming blankets, ice packs and other external devices. We also compete against companies with newer surface temperature management products, such as Medivance, Inc., a privately held company that sells self-regulating cooling pads. Additionally, we compete with companies that have developed other intravascular approaches that are either pre-commercialization or in early stages of commercialization. Competition with these companies could result in price-cutting, reduced profit margins and loss of market share. We may also face competition from manufacturers of pharmaceuticals and other products that have not yet been developed.

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

In addition, competitors that market surface cooling and warming blankets and pads often do so on the basis that such devices are less invasive than our catheters, which must be placed in a vein by a surgeon or other specialist.  We strive to educate customers on the benefits of our superior effectiveness at regulating patient temperature, ease of patient access compared to surface devices, and the fact that a significant majority of patients eligible for our catheters would already be receiving a similar central venous catheter.  However, in situations where a patient might not ordinarily receive a central venous catheter, or in situations where a standard catheter may be indicated but caregivers do not want to try our relatively newer catheter, we may not be able to compete effectively against less invasive temperature management products.

Our products are subject to product defects, recalls or failures, which could harm our financial results.

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

International sales accounted for 49% and 57% of our revenue for 2007 and 2006, respectively. Although we intend to increasingly focus on sales in the United States, we believe that a significant percentage of our future revenue will continue to come from international sales. In particular, we rely on a network of third-party distributors to market and sell our products in non-U.S. markets. The success of our international sales depends upon a number of factors beyond our control, including the effectiveness and skill of our distributors and their willingness to commit resources and prioritize the sale of our products. These parties may not have the same interests as we do in marketing our products. If these distributors do not actively sell our products, we may be unable to increase or maintain our current level of international revenue. In order to grow our business and expand the territories into which we sell our products internationally, we will need to attract additional skilled distributors in key geographic areas. We cannot assure you that distributors will be available on acceptable terms.

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

We depend upon a limited number of suppliers for the components of our products, making us vulnerable to supply shortages and price fluctuations, which could affect our customer demand and our revenue could decline.

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

Our success depends on our ability to manage our business as we increase the scale of our operations.

It may be difficult for us to control costs if we significantly expand our sales, marketing and manufacturing capacities. Changes in manufacturing and rapid expansion of personnel may mean that less experienced people are producing and selling our products, which could result in unanticipated costs and disruptions to our operations. Our success in growing our business will depend upon our ability to implement improvements in our operational systems, realize economies of scale, manage multiple development projects, and continue to expand, train and manage our personnel and distributors worldwide. If we cannot scale and manage our business to expand sales of our products, we may not achieve our desired growth and our financial results may suffer.

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

Our success depends on the skills, experience, technical knowledge and efforts of our officers and other key employees. Alsius does not have employment contracts that require any of its officers or other key employees to remain with Alsius for any period. Any of our officers and other key employees may terminate their employment at any time. In addition, we do not maintain key person life insurance policies covering any of our employees. The loss of any of our senior management could disrupt our business.

We will need to strengthen our internal controls over financial reporting in order to ensure that we are able to report financial results accurately and on a timely basis. If we fail to achieve and maintain effective controls and procedures for financial reporting, we could be unable to provide timely and accurate financial information.

Prior to our merger with Ithaka Acquisition Corp. in June 2007, we operated as a relatively small privately held company.  We have identified several areas of our internal controls over financial reporting that we will need to strengthen so that we can meet our reporting obligations as a public company in a timely and accurate manner. However, we cannot assure you that material weaknesses, significant deficiencies and control deficiencies in our internal controls over financial reporting will not be identified when we are required to conclude on the effectiveness of our internal control over financial reporting. We will incur substantial expenses relating to improving our internal control over financial reporting. Our accounting and financial reporting functions may not currently have all of the necessary resources to ensure that we will not have significant deficiencies or material weaknesses in our system of internal control over financial reporting. The effectiveness of our internal control over financial reporting may in the future be limited by a variety of factors including:

•	faulty human judgment and simple errors, omissions or mistakes;

•	inappropriate management override of policies and procedures; and

•	the possibility that any enhancements to disclosure controls and procedures may still not be adequate to assure timely and accurate financial information.

If we fail to achieve and maintain effective controls and procedures for financial reporting, we could be unable to provide timely and accurate financial information.  In accordance with Section 404 of the Sarbanes Oxley Act of 2002, we will be required to file an auditor’s attestation report on the effectiveness of our internal control over financial reporting when we file our annual report for a fiscal year ending on December 31, 2008.

If a natural or man-made disaster strikes our facility, we may be unable to manufacture products for a substantial amount of time and our revenue could decline.

We only have one manufacturing facility, which is located in Irvine, California. We are vulnerable to damage from natural disasters, such as earthquakes, fire, floods and similar events. If any disaster were to occur, our ability to operate our business could be seriously impaired. Our facility and the equipment that we use to produce our products could require substantial lead-time to repair or replace. In the event of a disaster, we would not have the ability to immediately shift production to another facility or rely on third-party manufacturers. If we were to shift production from one facility to another, we would need FDA authorization to manufacture the product in the new facility. This could take up to six months and we may not be able to outsource manufacturing during that time. We currently carry business interruption insurance with a policy limit of $5.2 million. Our insurance coverage may not be sufficient in scope or amount to cover potential losses, and we do not plan to purchase additional insurance to cover such losses due to the cost of such coverage. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.

Risks Related to Intellectual Property

Intellectual property rights may not provide adequate protection for our products, which could adversely affect our competitive position and may permit others to compete against us more effectively.

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and products. As of December 31, 2007, our products were covered by 34 issued U.S. patents. We also have U.S. patent applications pending directed to current and future products. As of December 31, 2007, our products were covered internationally by five issued patents. We have other foreign patent applications pending directed to current and future products. Our patents covering our key markets generally expire between 2018 and 2022. Our foreign patents and applications include patents filed initially in certain countries and patents filed initially in the United States for which it then sought foreign coverage by way of the Patent Cooperation Treaty, or PCT. We cannot be certain which, if any, of its patents individually or as a group will permit us to gain or maintain a competitive advantage. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will provide meaningful protection against competitors or against competitive technologies. Furthermore, the issuance of a patent is not conclusive as to its validity or enforceability. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. Competitors could reverse engineer our products and attempt to replicate them, design around our protected technologies or develop their own competitive technologies that fall outside of our intellectual property rights. In addition, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own real property. Our principal executive office is located at 15770 Laguna Canyon Road, Suite 150, Irvine, California 92618, where we lease approximately 27,000 square feet under a lease that expires on December 31, 2008 with an option to extend the lease for an additional three-year term at market rates. We believe our existing facilities are adequate for our current needs.  We also lease approximately 1,450 square feet in Wateringen, the Netherlands, for our European service center. This lease expires on May 31, 2010.

Item 3.	Legal Proceedings

We are not a party to any material pending or threatened litigation.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2007.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our units, common stock and warrants are traded on the Nasdaq Capital Market under the symbols ALUSU, ALUS, and ALUSW, respectively. Prior to the close of our merger with Ithaka on June 21, 2007, the units, common stock and warrants traded on the OTCBB under the symbols ITHKU, ITHK and ITHKW, respectively.  The following table sets forth the range of high and low closing bid prices for the units, common stock and warrants for the periods indicated. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
Fiscal year ended December 31, 2007:
Fourth quarter	$8.38	$3.75	$6.19	$2.77	$1.35	$0.35
Third quarter	8.50	8.49	6.35	6.06	1.52	1.20
Second quarter	6.40	6.40	5.15	5.10	0.70	0.66
First quarter	6.69	6.30	5.52	5.40	0.58	0.41

Fiscal year ended December 31, 2006:
Fourth quarter	$6.75	$5.90	$5.50	$5.33	$0.60	$0.34
Third quarter	6.35	5.90	5.34	5.25	0.51	0.34
Second quarter	6.85	6.10	5.49	5.25	0.77	0.47
First quarter.	6.72	5.93	5.42	5.10	0.73	0.42

At March 7, 2008, there were approximately 35 holders of record of our common stock.

We have never paid cash dividends on our common stock. We currently intend to retain any earnings for use in our business, and do not anticipate paying cash dividends in the foreseeable future.  In addition, under the terms of the Term Loan with Merrill Lynch Capital (recently acquired by GE Capital), we are restricted from paying cash dividends on our common stock. We are restricted from making certain distributions, including cash dividends. We are currently in compliance with such restrictions.

Securities Authorized For Issuance Under Equity Compensation Plans

Set forth in the table below is information regarding outstanding equity awards made through equity compensation plans as of the end of the most recently completed fiscal year.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders

206 Equity Incentive Plan	2,742,850	$5.08	107,150

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	2,742,850	$5.08	107,150

For information regarding securities authorized for issuance under the Company’s equity compensation plans, see Part II, Item 8, Note 7 of this Report.

Item 6.  Selected Financial Data

The following table sets forth certain financial data regarding Alsius Corporation and should be read in conjunction with the consolidated financial statements and notes thereto (see Item 15, “Financial Statements” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  The income statement and balance sheet data presented below have been derived from Alsius Corporation’s consolidated financial statements.  The merger between Alsius Medical and Ithaka in June 2007 was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” resulting in a new basis of accounting subsequent to the transaction.  The newly merged company adopted the name Alsius Corporation and is the registrant today.

The merger with Ithaka, a publicly traded blank check acquisition company, was accounted for as a reverse acquisition. Under this method of accounting, Alsius Medical, the privately held operating company purchased by Ithaka, was the acquiring company for financial reporting purposes. In accordance with applicable guidance, the merger was considered to be a recapitalization.  Accordingly, it was treated as the equivalent of Alsius Medical issuing stock for the net monetary assets of Ithaka accompanied by a recapitalization. The net monetary assets of Ithaka, primarily cash, were stated at their fair value, which was equivalent to the carrying value, and accordingly no goodwill or other intangible assets were recorded.  The accumulated deficit of Alsius Medical was carried forward to the recapitalized company. The results below reflect those of Alsius Medical for the period before the merger closed on June 21, 2007.  After June 21, 2007, the results reflect those of Ithaka and Alsius combined.

	Fiscal Year Ended
	2007 (3)	2006	2005	2004	2003
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenue	$9,114	$5,979	$3,223	$1,641	$977
Cost of revenue (1)	7,341	6,167	3,620	2,011	2,000
Gross margin	1,773	(188)	(397)	(370)	(1,023)

Operating expenses:
Research and development (1)	3,920	2,948	3,466	3,331	4,842
Sales and marketing (1)	11,211	6,045	4,464	3,309	1,451
General and administrative (1)	5,471	4,352	1,491	1,348	1,500

Total operating expenses	20,602	13,345	9,421	7,988	7,793

Loss from operations	(18,829)	(13,533)	(9,818)	(8,358)	(8,816)

Interest income	708	76	189	98	14
Interest expense	(4,149)	(2,064)	(373)	(5)	(361)
Other income (expense)	35	(2,057)	(120)	45	16

Net loss	$(22,235)	$(17,578)	$(10,122)	$(8,220)	$(9,147)

Net loss per share – basic and diluted (2)	$(1.49)	$(1.60)	$(0.92)	$(0.75)	$(0.83)

Balance Sheet Data at Fiscal Year End:
Cash and cash equivalents	$24,427	$647	$5,309	$10,335	$11,770
Working capital (deficit)	25,680	(8,763)	5,294	11,784	11,908
Total assets	35,602	6,240	9,492	14,137	14,016
Long-term obligations	3,717	6,468	3,266	8	13
Redeemable convertible preferred stock	—	46,643	46,643	46,643	52,939
Shareholders’ equity (deficit)	24,012	(60,355)	(43,358)	(33,497)	(40,062)

(1)
We adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” on January 1, 2006. As a result, stock-based compensation expense included within cost of revenue and operating expenses in fiscal 2007 and 2006 is based on the fair value of all stock options. Non-cash employee stock-based compensation expense included in our consolidated statements of operations was as follows (in thousands):

	Fiscal Year Ended
	2007	2006	2005	2004	2003
Cost of revenue	$238	$23	$4	$—	$—
Research and development	582	48	30	—	—
Sales and marketing	985	149	110	—	—
General and administrative	1,582	354	116	—	—

(2)
For the periods prior to the close of our June 2007 merger with Ithaka, the net loss per share- basic and diluted is computed using 10,974 shares outstanding.   The merger was, for financial reporting purposes, treated as a reverse acquisition and essentially a recapitalization.  Because the number of shares outstanding following a reverse acquisition is significantly different from the number of shares outstanding prior to the combination, the weighted average shares outstanding for purposes of presenting net loss per share on a comparative basis has been retroactively restated to the earliest period presented in order to reflect the effect of the recapitalization that occurs in a reverse acquisition.  In effect, the reverse acquisition is similar to a stock split for the accounting acquirer, and retroactively restating the weighted average shares outstanding is consistent with the accounting required by SFAS No. 128, “Earnings Per Share”, for stock splits, stock dividends, and reverse stock splits.

(3)	The results of Ithaka have been included in our financial statements since June 21, 2007.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and related Notes thereto included in Part II, Item 8 of this Report and the Risk Factors included in Part I, Item 1A of this report, as well as other cautionary statements and risks described elsewhere in this report.

Overview

We are a commercial-stage medical device company that develops, manufactures and sells proprietary, innovative products to precisely control patient temperature in hospital critical care settings. Our products consist of our CoolGard and Thermogard temperature regulation systems, which are computer-controlled cooling and warming unit, as well as four families of single-use catheters used exclusively with the systems—Cool Line, Icy, Fortius and Quattro. We market our products to acute care hospitals and critical care physicians through a direct sales force in the United States and independent distributors in international markets. Our revenue consists primarily of sales of the CoolGard system, single-use catheters and single use start-up kits which connect the catheter to the system. In the first quarter of 2007, we introduced our new Thermogard system, a computer controlled cooling and warming unit used with our catheters that is similar to the CoolGard, but which contains additional features for use in surgical applications.   In June 2007, we introduced our “Hospital Monitoring Interface Accessory” (HMIA).  The HMIA enables the caregiver to display the patient’s temperature on both the Alsius system and the patient monitor.  The HMIA is compatible with the majority of patient monitoring systems.

We began selling our products in the United States in April 2004 and, as of December 31, 2007, had established a U.S. installed base of over 217 systems in 116 hospitals, of which 185 had been sold and 32 were under evaluation. We began building a current network of independent distributors in Europe in February 2004, and as of December 31, 2007, had established a European installed base of over 312 systems in over 161 hospitals, of which 291 had been sold and 21 were under evaluation. In other parts of the world as of December 31, 2007, we had an installed base of 34 systems, of which 31 had been sold and 3 were under evaluation.  We generated revenues of $3.2 million in 2005, $6.0 million in 2006 and $9.1 million in 2007, which represents an annual revenue growth of 88% in 2006 and 52% in 2007. We had a net loss of $10.1 million in 2005, $17.6 million in 2006 and $22.2 million in 2007. International sales accounted for 49% of our revenue in 2007, 57% in 2006 and 62% in 2005. We expect U.S. sales to represent a greater percentage of our revenue as we continue to increase direct sales efforts in the United States.

Our revenues for 2007 were negatively impacted by the length of time it took to close our merger with Ithaka. This extended delay in the infusion of capital caused new catheter projects and regulatory clearances in certain ex-US markets to fall behind schedule. Also, during the second quarter of 2007 we noted that our sales cycle in the United States is taking longer than originally forecast. We believe this extended sales cycle is due primarily to the fact that our hospital customers conduct more thorough evaluations of new temperature management products (including ours and our competitors') prior to making a purchase.   Although the sales cycle is taking longer, we believe we are rewarded with the majority of sales to hospitals seeking to purchase temperature management products, who have compared our products to available alternatives.

 We have FDA clearance to market our products in the United States for fever control in certain neuro-intensive care patients and temperature management in cardiac and neuro surgery patients, and are exploring ways to obtain clearance for cardiac arrest in the United States. We have broader clearance to market our products in Europe, Canada and Australia, including clearance for cardiac arrest, and are in the process of obtaining clearances to sell our products in China, Japan and other Asian countries. We only market our products for treatments in the specific cleared indications; however this does not prevent physicians from using our products for non-cleared, or off-label, uses. As of December 31, 2007, we had 15 direct sales people in the United States and over 31 independent international distributors covering over 39 countries. We intend to continue to expand the size of our direct U.S. sales force and clinical application specialists, as well as increase our network of distributors in Europe and other countries.

Results of Operations

Years Ended December 31, 2007 and 2006

Revenue. Revenue was $9.1 million for the year ended December 31, 2007, an increase of $3.1 million or 52%, from $6.0 million for the year ended December 31, 2006. The increase was attributable to an increase in the sale of our catheters and start-up kits due to our growing installed base of CoolGard and Thermogard systems. During 2007, we sold 7,436 catheters and 6,750 start-up kits, an increase of 32% and 42%, respectively, from the 5,613 catheters and 4,754 start-up kits sold during 2006. In addition, we increased sales of our CoolGard and Thermogard systems from 157 in 2006 to 218 in 2007. Sales of our CoolGard and Thermogard systems accounted for 48% and 48% of revenue and sales of catheters and start-up kits accounted for 47% and 48% of our revenue for 2007 and 2006, respectively.  Sales in the United States accounted for 51% of our revenue for 2007 and 43% for 2006. The increase in sales to domestic customers, to whom we sell directly, allows us to realize higher average selling prices.  We expect that U.S. sales will increase as a percentage of future revenue.

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

Cost of revenue was $7.3 million for the year ended December 31, 2007, an increase of $1.1 million or 18%, from $6.2 million for the year ended December 31, 2006. Cost of revenue increased primarily due to increased sales volume. As a percentage of revenue, cost of revenue decreased from 103% of sales in 2006 to 81% of sales in 2007. The percentage decrease was primarily due to higher average selling prices as a result of an increase in sales to domestic U.S. customers, to whom we sell directly, versus international sales which are made through distributors. The decrease in cost of revenue was partially offset by increased production costs due to labor and materials costs of $0.2 million in 2007 to replace catheter components that did not meet quality specifications and $0.5 million increase in compensation and benefits related to the higher headcount needed to support increased production.  Stock based compensation also increased $0.2 million associated with our new 2006 equity incentive plan.

Research and development expense. Research and development expense consists of costs related to our regulatory and product development activities. Research and development expense has been, and we anticipate in the future will be, highest when it is actively engaged in human clinical trials to support new regulatory clearances. Research and development expense was $3.9 million for the year ended December 31, 2007, an increase of $1.0 million, or 34%, from $2.9 million for the year ended December 31, 2006. The increase was primarily due $0.2 million in clinical research costs, specifically for testing and qualification process in Japan, and increased compensation and benefits of $0.3 million related to the higher headcount needed to support the activities.   Stock based compensation also increased $0.5 million associated with our new 2006 equity incentive plan.  We expect research and development expenses to decline as a percentage of revenue due to a larger revenue base.

Sales and marketing expense. Sales and marketing expense consists of costs related to our direct sales force personnel, clinical application specialists, travel, trade shows, advertising, entertainment, and marketing materials provided to our international distributors. Sales and marketing expense was $11.2 million for the year ended December 31, 2007, an increase of $5.2 million, or 87%, from $6.0 million for the year ended December 31, 2006. This increase was primarily attributable to the growth of our direct sales force and marketing activities to support our worldwide market expansion resulting in increased compensation costs of $1.7 million, increased travel costs of $0.9 million, increased advertising and promotion expenses of $0.6 million, increased trade show and meeting expenses of $0.4 million, increased public relations expense of $0.1 million, increased commissions of $0.3 million corresponding to increase in sales, and increased outside services expenses of $0.2 million.  Stock based compensation also increased by $0.8 million associated with our new 2006 equity incentive plan.   We expect that expenses associated with sales and marketing activities will increase as we incur additional costs to support our worldwide market expansion.

General and administrative expense. General and administrative expense consists of costs related to personnel, legal, accounting and other general operating expenses. General and administrative expense was $5.5 million for the year ended December 31, 2007, an increase of $1.1 million or 25%, from $4.4 million for the year ended December 31, 2006. The increase was primarily attributable to an increase in stock based compensation of $1.2 million, initial NASDAQ filing fees of $0.1 million, increased board of directors compensation and higher insurance costs of $0.2 million, and $0.1 million increase in consulting related to our Sarbanes-Oxley compliance efforts.  These increases are partially offset by decreased professional fees (legal, accounting and printing) of $0.5 million as we undertook significant efforts in early 2006 related to an initial public offering (IPO) prior to commencing the merger transaction with Ithaka in late 2006.  The IPO costs were expensed when we withdrew our offering.   We expect that general and administrative expense will increase in absolute dollar amounts as we incur additional costs related to operating as a public company, such as legal and accounting fees, and higher costs for officers’ and directors’ insurance, investor relations programs and director and professional fees.

Interest income. Interest income was $0.7 million for the year ended December 31, 2007, an increase of $0.6 million, or 600%, from $0.1 million for the year ended December 31, 2006. This increase was due to the investing the cash and cash equivalents we obtained in the merger.

Interest expense. Interest expense was $4.0 million for the year ended December 31, 2007, an increase of $1.9 million, or 90%, from $2.1 million for the year ended December 31, 2006. The increase in interest expense resulted from an additional $1.1 million incurred on our convertible bridge notes issued from April 2006 through February 2007, $1.1 million incurred on promissory notes issued in February and May 2007 in connection with our loan from Merrill Lynch Capital, and $0.1 million incurred on our borrowings from Cheyne Capital, partially offset by a decrease in interest expense of $0.3 million related to our borrowings from Oxford Finance which we repaid in February 2007. The interest expense on the bridge notes included a discount associated with the warrants issued with the bridge notes.   We expect interest expense to decline in future periods due to the lower level of borrowings as compared to prior periods.

Other expense. Other expense was $0.1 million for the year ended December 31, 2007, a decrease of $2.0 million, or 95%, from the $2.1 million for the year ended December 31, 2006. The decrease is due to the changes in fair value of the warrant and embedded derivative liabilities associated with our debt instruments.  The underlying debt instruments were converted or repaid in 2007.

Years Ended December 31, 2006 and 2005

Revenue. Revenue was $6.0 million for the year ended December 31, 2006, an increase of $2.8 million or 88%, from $3.2 million for the year ended December 31, 2005. The increase was attributable to an increase in the sale of our catheters and start-up kits due to our growing installed base of CoolGard systems. During the year ended December 31, 2006, we sold 5,613 catheters and 4,754 start-up kits, an increase of 84% and 73%, respectively, from the 3,054 catheters and 2,746 start-up kits sold during the year ended December 31, 2005. In addition, we increased sales of our CoolGard systems from 93 during the year ended December 31, 2005 to 157 during the year ended December 31, 2006. Sales of our CoolGard systems accounted for 48% of revenue and sales of our catheters and start-up kits accounted for 48% of our revenue for the years ended December 31, 2006 and 2005. The balance of revenues for the year ended December 31, 2006 and 2005 was comprised of shipping and service revenue. Sales in the United States accounted for 43% of our revenue for the year ended December 31, 2006, compared to 38% for the year ended December 31, 2005.

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

Cost of revenue was $6.2 million for the year ended December 31, 2006, an increase of $2.6 million or 72%, from $3.6 million for the year ended December 31, 2005. As a percentage of revenue, cost of revenue decreased from 113% of sales in the year ended December 31, 2005 to 103% of sales in the same period in 2006. Our manufacturing costs exceeded current revenue levels due to the limited number of CoolGard systems and catheters produced and sold in relation to fixed and partially fixed manufacturing costs. Fixed and partially fixed manufacturing costs are comprised of facility-related costs such as building rent, supplies, utilities and insurance and indirect labor costs for production management and quality assurance personnel. The percentage of cost of revenue attributed to these fixed and partially fixed costs was 23% and 26%, respectively, for the years ended December 31, 2006 and 2005.

During the year ended December 31, 2006, we identified and commenced cost reduction initiatives including the identification and qualification of alternate suppliers to reduce component material costs, relocating manufacturing processes in-house to reduce component material costs and production time, initiatives to reduce production time, including acquisition of fixtures and improved training processes which are anticipated to commence in 2007. As a result of these initiatives and increased production levels, we have begun to realize the benefit of absorption of fixed and partially fixed costs and cost reductions, and expect further cost reductions to continue in 2007.

Research and development expense. Research and development expense consists of costs related to our regulatory and product development activities. Research and development expense has been, and we anticipate in the future will be, highest when we are actively engaged in human clinical trials to support new regulatory clearances. Research and development expense was $2.9 million for the year ended December 31, 2006, a decrease of $0.6 million, or 17%, from $3.5 million for the year ended December 31, 2005. The decrease was due to a reduction in the use of contract engineering services and product development efforts of $0.6 million.

Sales and marketing expense. Sales and marketing expense consists of costs related to our direct sales force personnel, clinical application specialists, travel, trade shows, advertising, entertainment, and marketing materials provided to its international distributors. Sales and marketing expense was $6.0 million for the year ended December 31, 2006, an increase of $1.5 million, or 33%, from $4.5 million for the year ended December 31, 2005. The increase was primarily attributable to increased compensation expense of $0.6 million for our sales personnel, increased travel and meeting expenses of $0.7 million, and increased outside services expenses of $0.2 million.

General and administrative expense. General and administrative expense consists of costs related to personnel, legal, accounting and other general operating expenses. General and administrative expense was $4.4 million for the year ended December 31, 2006, an increase of $2.9 million or 193%, from $1.5 million for the year ended December 31, 2005. The increase was primarily attributable to increased professional fees of $2.2 million, of which a substantial portion was incurred in connection with the preparation and filing of a registration statement for an initial public offering, employee compensation expense of $0.4 million and stock based compensation expense of $0.2 million.

Interest income. Interest income was $0.1 million for the year ended December 31, 2006, a decrease of $0.1 million, or 50%, from $0.2 million for the year ended December 31, 2005. This decrease was due to lower cash and cash equivalent balances available for investing during the year ended December 31, 2006.

Interest expense. Interest expense was $2.1 million for the year ended December 31, 2006, an increase of $1.7 million, or 425%, from $0.4 for the year ended December 31, 2005. The increase in interest expense resulted from an additional $0.1 million incurred on a promissory note issued in May 2005 in connection with a loan from Oxford Finance Corporation and $1.5 million incurred on convertible bridge notes issued during 2006. The interest expense on the bridge notes included a discount associated with the warrants issued with the bridge notes.

Other expenses. Other expenses were $2.1 million for the year ended December 31, 2006, an increase of $2.0 million, or 2000%, from $0.1 million for the year ended December 31, 2005. This increase was primarily due to the revaluation adjustment of $2.2 million related to the embedded derivatives associated with the 2006 bridge notes. This increase was offset by a $0.3 million decrease in value of the warrants associated with the 2005 promissory note and the 2006 bridge notes.

Liquidity and Capital Resources

From our inception, and prior to the merger with Ithaka in June 2007, we financed our operations primarily through private sales of preferred stock, with aggregate net proceeds of $76.5 million in cash. From April 2006 through February 2007, we borrowed an aggregate amount of $10.6 million from existing shareholders (the 2006 bridge notes). We issued to each lending party unsecured convertible promissory notes bearing interest at 8% per annum. In February 2007, we borrowed $8.0 million from Merrill Lynch Capital (recently acquired by GE Capital) of which $3.0 million was used to pay existing debt. We issued a secured promissory note to Merrill Lynch Capital bearing interest at 6.5% over the LIBOR rate with interest only payments for the first six months and interest and principal payments for 30 months thereafter. In connection with this term loan, we issued a warrant having a contractual life of ten years. We estimated the fair value of the warrant using the Black-Scholes option pricing model. The estimated fair value of $0.2 million resulted in a discount to the term loan. The discount will be amortized to interest expense using the effective interest method over the life of the term loan.

In May 2007, we and Merrill Lynch Capital amended our promissory note to provide for an additional $2.0 million of borrowing for an aggregate total of $10.0 million. The second tranche of $2.0 million was funded on May 11, 2007 with interest at the same rate as the original note and it was repaid upon the close of the Ithaka merger in June 2007. In connection with the second tranche, we did not issue any additional warrants but we did incur a fee of $150,000, which was paid out of proceeds.  In June 2007, we borrowed $1.5 million in an unsecured promissory note from a financing company, Cheyne Capital, a shareholder of Ithaka.  The interest rate on this note was 15% and we incurred a fee of 7.5% which was paid out of proceeds.  We repaid this unsecured promissory note in July 2007.  We consummated our merger with Ithaka in June 2007, and in that transaction we acquired approximately $40.0 million of net cash and cash equivalents (see Note 3 of the accompanying Notes to Consolidated Financial Statements).

We have incurred significant net losses since inception and have relied on our ability to obtain financing.  As of December 31, 2007, we had $24.4 million in cash and cash equivalents to finance operations.  We expect operating losses and negative cash flows to continue for the foreseeable future as we incur additional costs and expenses related to expanding sales and marketing, continuing product development, and obtaining FDA and foreign regulatory approvals for new indications. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to establish profitable operations, or to secure other sources of financing to fund operations. Before we can achieve cash flow positive operations through increased sales, we believe it will be necessary to raise working capital through debt or additional equity financing in 2008. However, there can be no assurance that such financing can be successfully completed on terms acceptable to us.

Years Ended December 31, 2007 and 2006

As of December 31, 2007, we had cash and cash equivalents of $24.4 million, working capital of $25.7 million and an accumulated deficit of $98.2 million.

Cash flows used in operating activities. Net cash used in operations was $20.7 million for the year ended December 31, 2007 and $11.9 million for the year ended December 31, 2006. The net cash used in each of these periods primarily reflects the net loss for those periods, offset by non-cash charges such as depreciation and amortization, stock-based compensation, amortization of debt discounts and the change in fair value of warrant liabilities associated with the May 2005 and February 2007 secured promissory notes and Merrill Lynch Capital Term Loan and the change in the fair value of the warrant liabilities and embedded derivatives associated with our 2006 Bridge Notes.  Non-cash charges for depreciation and amortization, stock-based compensation, amortization of debt discounts and the change in fair value of warrant liabilities and embedded derivatives totaled $6.5 million and $4.3 million for the years ended December 31, 2007 and 2006, respectively, representing a $2.2 million increase. This increase was comprised of a $1.4 million increase in discount amortization associated with the 2006 bridge notes, and increase in stock-based compensation of $2.8 million during 2007, offset by a decrease of $2.1 million of change in fair value of warrant liabilities associated with our debt instruments since we converted or repaid our debt instruments in 2007.

For the year ended December 31, 2007, operating assets and liabilities aggregated to a net decrease of cash of $5.0 million, representing an increased level of all operating assets and liabilities, primarily related to building inventories by $4.3 million to support our increased sales growth.

Cash flows used in investing activities. Net cash provided by investing activities was $40.6 million for the year ended December 31, 2007 and  consisted of $41.5 million in net cash received in the merger with Ithaka, offset by $0.9 million in capital expenditures. Net cash used in investing activities ws $0.3 million for the year ended December 31, 2006, and consisted of capital expenditures. We expect our capital expenditures to increase in future periods to support the growth of our infrastructure. We anticipate that our current operating facility will be appropriate to support our manufacturing demands for the foreseeable future.

Cash flows from financing activities. Cash flows from financing activities were $3.9 million for the year ended December 31, 2007 and $7.5 million for the year ended December 31, 2006. Cash flows from financing activities in 2007 reflected $1.5 million in proceeds from the 2006 Bridge Notes, $10.0 million in proceeds from the promissory notes issued in February and May 2007 to Merrill Lynch Capital, and $1.5 million in proceeds on the unsecured Cheyne Capital promissory note, offset by $3.1 million for the payment in full of the 2005 promissory note with Oxford Finance Corporation, $3.1 million in repayment of the borrowings from Merrill Lynch and $1.5 million in full repayment of our borrowings from Cheyne Capital.   We also paid $0.3 million in debt issuance costs on these borrowings.  In 2007 we also spent $0.9 million to repurchase common stock warrants we acquired in the merger.

Cash flows from financing activities in the year ended December 31, 2006 were $7.5 million and represents $9.1 million in proceeds from the 2006 Bridge Notes, offset by $1.5 million in principal payments on the 2005 promissory note.

Years Ended December 31, 2006 and 2005

As of December 31, 2006, we had cash and cash equivalents of $0.6 million, working capital of ($9.0) million and an accumulated deficit of $76.0 million.

Cash flows used in operating activities. Net cash used in operations was $11.9 million for the year ended December 31, 2006 and $9.4 million for the year ended December 31, 2005. The net cash used in each of these periods primarily reflects the net loss for those periods, offset by non-cash charges such as depreciation and amortization, stock-based compensation, amortization of debt discounts and the change in fair value of warrant liabilities associated with the May 2005 secured promissory note and the change in the fair value of the warrant liabilities and embedded derivatives associated with our 2006 bridge notes.

Non-cash charges for depreciation and amortization, stock-based compensation, amortization of debt discounts and the change in fair value of warrant liabilities and embedded derivatives totaled $4.3 million and $0.9 million for the year ended December 31, 2006 and December 31, 2005, respectively, representing a $3.4 million increase. This increase was comprised of a $2.2 million increase in value of the embedded derivatives and increased discount amortization expense of $1.2 million, both associated with the 2006 bridge notes, as well as an increase in stock-based compensation of $0.3 million during the year ended December 31, 2006. This increase was offset by the $0.3 million decrease in value of the warrants associated with the 2006 bridge notes.

For the year ended December 31, 2005, operating assets and liabilities aggregated to a net use of cash of $0.1 million, primarily related to increased accounts receivable of $0.6 million, offset by increased accounts payable and accrued liabilities of $0.4 million and inventory of $0.1 million.

For the year ended December 31, 2006, operating assets and liabilities aggregated to a net provision of cash of $1.4 million, primarily related to increased accounts payable and accrued liabilities of $2.7 million. This provision of cash was partially offset by an increase in inventories, other current assets and accounts receivable of $0.6 million, $0.2 million and $0.5 million, respectively. The increase in accounts payable and accrued liabilities relates to increases in professional fees associated with the proposed merger transaction with Ithaka of $0.5 million, increase in inventory and manufacturing related items of $1.0 million, increases aggregating $0.6 million in accruals associated with the increase in employee compensation including bonus, vacation and commission accruals, as well as an increase in accrued interest of $0.3 million related to the 2006 Bridge Notes and marketing related payables of $0.1 million.

Cash flows used in investing activities. Net cash used in investing activities was $0.3 million for the year ended December 31, 2006 and 2005. However, we expect our capital expenditures to increase in future years to support the growth of its infrastructure. We anticipate that our current operating facility will be appropriate to support our manufacturing demands for the foreseeable future.

Cash flows from financing activities. Cash flows from financing activities were $7.5 million for the year ended December 31, 2006 and $4.6 million for the year ended December 31, 2005. Cash flows from financing activities in 2006 reflected $9.1 million in proceeds from the 2006 bridge notes, offset by $1.5 million in principal payments on the 2005 promissory note. Cash flows from financing activities in 2005 reflects the $4.9 million in proceeds note from Oxford Finance Corporation less principal payments of $0.4 million.

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

Duke University previously prepared a submission to obtain a National Institutes of Health (NIH) grant to fund a cardiac arrest clinical trial. However, we do not believe NIH funding is imminent and we plan to meet with the FDA in 2008 to discuss other options and will plan accordingly after that meeting.  As of December 31, 2007, no amounts have been paid by us.

The following table summarizes information about our material contractual obligations as of December 31, 2007:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating leases	$447	$361	$86	$—	$—
Long-term debt	$6,933	$3,200	$3,733	$—	$—
Capital leases	$107	$25	$82	$—	$—

 Operating leases. We lease our facility under a noncancelable operating lease which, as amended in May 2006, expires in December 2008 with an option to extend the lease for an additional three-year term at market rates. Under the lease, we are required to pay for insurance, taxes, utilities and building maintenance, commonly known as a “triple net” lease. We also lease a small space for our European service center in Wateringen, the Netherlands, under a lease that expires on May 31, 2010.  In November 2007, we entered into a new operating lease commitment for an automobile, under a lease that expires in November 2011.

Long-term debt.  The senior secured credit facility with Merrill Lynch Capital, entered into in February 2007 and amended in May 2007,  consists of a $10.0 million term loan with an interest rate of one month LIBOR plus 6.50%, and the outstanding balance at December 31, 2007 is $6.9 million.   The term loan requires interest only payments for the first six months and interest and principal payments for each month thereafter through February 2010.  Based on the current interest rate at December 31, 2007, we estimate that our interest payments for the next year will be $638 and over the subsequent three years will be $268.

Capital leases. In June 2006, we entered into a new lease commitment for computer equipment over a period of 63 months for a total value of $106. In November 2006, we entered into a new lease commitment for office equipment over a period of 60 months for a total value of $14. In April 2007, we entered into a new lease commitment for machinery and equipment over a period of 48 months for a total value of $14.

Uncertain Tax Liabilities. At December 31, 2007, we had uncertain tax positions which ultimately could result in a tax payment.  As the amount of the ultimate tax payment is contingent on the tax authorities’ assessment, it is not practical to present annual payment information.  We believe these amounts are less than $10 at December 31, 2007.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in material off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

New Accounting Pronouncements

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. Taxes collected from the Company’s customers are and have been recorded on a net basis. The Company has no intention of modifying this accounting policy. As such, the adoption of EITF 06-03 did not have an effect on the Company’s consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for consistently measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which defers the implementation for the non-recurring nonfinancial assets and liabilities from fiscal years beginning after November 15 , 2007 to fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 will be applied prospectively. The statement provisions effective as of January 1, 2008, do not have a material effect on the company’s consolidated financial position, results of operations and cash flows. Management does not believe that the remaining provisions will have a material effect on the company’s consolidated financial position and results of operations and cash flows when they become effective on January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115. SFAS No. 159 provides reporting entities an option to measure certain financial assets and liabilities and other eligible items at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have an impact on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations. SFAS No. 141(R) requires reporting entities to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under EITF 95-3 to be recorded as a component of purchase accounting.  In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal periods beginning after December 15, 2008 and should be applied prospectively for all business acquisitions entered into after the date of adoption. The Company does not expect the adoption of SFAS No. 141(R) to have an impact on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary by initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact the adoption of SFAS No. 160 will have on its consolidated financial position, results of operations and cash flows.

Critical Accounting Policies

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

We evaluate whether the separate deliverables in its arrangements can be unbundled. Sales of the CoolGard and Thermogard systems domestically to hospitals include separate deliverables consisting of the CoolGard or Thermogard system, disposables used with the system, installation and training. For these sales, we apply the residual value method in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables, which requires the allocation of the total arrangement consideration less the fair value of the undelivered elements, which consist of installation and training, to the delivered elements. Through December 31, 2007, there were a limited number of undelivered elements resulting in a minimal amount attributed to the undelivered elements. Installation and training are not included in arrangements with sales to distributors.

Explicit return rights are not offered to customers; however, we may accept returns in limited circumstances. We do not offer return rights for expired products to our customers. We assess levels of inventory in the distribution channel through regular communications with distributors by international sales and service personnel. The amount of returns through December 31, 2007 has been minimal. A sales return allowance has not been established because we believe returns will be insignificant.

We enter into equipment loan agreements with stated terms of primarily six-months with certain customers whereby the CoolGard or Thermogard system is placed at the customer’s site for their evaluation and use. During this time, the customer purchases disposables. There are no stated minimum purchase requirements. We account for these arrangements in accordance with SFAS No. 13, Accounting for Leases, and have classified these arrangements as operating leases. The consideration for the rental portion of the arrangement is considered to be contingent and is recorded when earned. We currently do not charge a rental fee during the evaluation period.  The amount of revenue attributable to the lease element of these arrangements was less than 10% of the Company’s total revenue for all periods presented. The CoolGard or Thermogard system is classified as evaluation equipment on the balance sheet and is depreciated over its estimated economic life of five years with depreciation included as a component of cost of revenue.

During 2005, we began to offer extended warranty contracts, which are separately sold to non-distributor customers. Revenue is recorded on a straight-line basis over the period of the contract, which is one year. The amount of deferred revenue through December 31, 2007 was minimal.

Accounts receivable. We record accounts receivable based on the invoice amount and do not charge interest on outstanding balances. Allowances for doubtful accounts are estimated for losses resulting from the inability of our customers to make required payments. We analyze accounts receivable and historical bad debts, customer credit, current economic trends and changes in customer payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is determined that the receivable will not be recovered.

Inventory. Inventory, consisting of finished goods, work-in-progress and raw materials is stated at the lower of cost (first-in, first-out) or market. Inventory reserves are established when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Our catheters have an expiration date of two years from the date of manufacture, which we have established based on safety standards. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory reserves that could adversely impact our financial results.

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

Another variable that impacts the estimated fair value of both our employee and nonemployee stock options granted after January 1, 2006 is the volatility of the common stock. Prior to the completion of the merger with Ithaka in June 2007, Alsius Medical’s common stock was not publicly traded.  Therefore estimates were based on the volatility of comparable public companies for stock options granted after January 1, 2006. Changes in these estimates may impact the estimated value of the non-employee stock options and the related compensation expense recorded in the statement of operations.

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

The aggregate intrinsic value recorded for employee stock options granted during the year ended December 31, 2005 was $1.2 million. We recognized $0.09 million as compensation expense in 2005, $0.3 million in 2006 and $3.38 million in 2007, respectively, related to employee option grants. In addition, we recognized $0.2 million of compensation expense in 2005, ($0.05) million in 2006 and $0.01 million in 2007 respectively, for the fair value of options granted to non-employees.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Substantially all of our revenue is denominated in U.S. dollars, including sales to its international distributors. Only a small portion of our revenue and expenses is denominated in foreign currencies, principally the Euro. Our Euro expenditures primarily consist of the cost of maintaining our office in the Netherlands, including the facility and employee-related costs. A 10% increase in the value of the U.S. dollar relative to the Euro or a 10% decrease in the relative value of the dollar would have a negligible impact on current costs or revenue. To date, we have not entered into any hedging contracts. Future fluctuations in the value of the U.S. dollar may, however, affect the price competitiveness of our products outside the United States.

We invest our excess cash primarily in U.S. Treasury Bills with maturities less than 90 days. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk-sensitive instruments, positions or transactions to any material extent. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Due to the short-term nature of these investments, a 1% change in market interest rates would not have a significant impact on the total value of our portfolio as of December 31, 2007.

Item 8.	Financial Statements and Supplementary Data

ALSIUS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$24,427	$647
Accounts receivable, net of allowances of $44 and $13	2,162	1,517
Inventories	6,680	2,368
Prepaid expenses	284	189
Total current assets	33,553	4,721
Property and equipment, net	1,034	360
Evaluation equipment, net	673	636
Other assets	342	523
TOTAL	$35,602	$6,240

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$2,732	$2,361
Accrued liabilities	1,916	1,785
Current portion of long-term debt	3,200	9,318
Current portion of capital lease obligation	25	20
Total current liabilities	7,873	13,484
Long-term debt—less current portion	3,569	1,343
Warrant liabilities and embedded derivatives	—	5,030
Capital lease obligation	82	95
Other liabilities	66	—

Commitments and Contingencies (Note 13)

Redeemable convertible preferred stock	—	46,643

Shareholders’ Equity (Deficit):
Preferred stock, $0.0001 par value—1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value—75,000,000 shares authorized; 18,253,500 shares issued and outstanding at December 31, 2007	2	—
Common stock, no par value—20,000,000 shares authorized; 78,942 shares issued and outstanding at December 31, 2006	—	16,430
Additional paid-in capital	122,237	—
Deferred stock-based compensation	—	(793)
Accumulated deficit	(98,227)	(75,992)
Total shareholders’ equity (deficit)	24,012	(60,355)
TOTAL	$35,602	$6,240

See accompanying notes to consolidated financial statements.

ALSIUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2007	2006	2005

Revenue	$9,114	$5,979	$3,223
Cost of revenue (includes stock-based compensation expense of $238, $23 and $4)	7,341	6,167	3,620

Gross margin	1,773	(188)	(397)

Operating expenses:
Research and development (includes stock-based compensation expense of $582, $48 and $30)	3,920	2,948	3,466
Sales and marketing (includes stock-based compensation expense of $985, $149 and $110)	11,211	6,045	4,464
General and administrative (includes stock-based compensation expense of $1,582, $354 and $116)	5,471	4,352	1,491
Total operating expenses	20,602	13,345	9,421

Loss from operations	(18,829)	(13,533)	(9,818)

Interest income	708	76	189
Interest expense	(4,149)	(2,064)	(373)
Other income (expense)	35	(2,057)	(120)

Net loss	$(22,235)	$(17,578)	$(10,122)

Net loss per share - basic and diluted	$(1.49)	$(1.60)	$(0.92)

Weighted average shares outstanding - basic and diluted	14,873,916	10,974,100	10,974,100

See accompanying notes to consolidated financial statements.

ALSIUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net loss	$(22,235)	$(17,578)	$(10,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	421	378	413
Loss on disposal of assets	7	—	39
Increase (decrease) in fair value of warrant liabilities and embedded derivatives	(38)	2,058	108
Amortization of debt issuance costs	62	81	—
Amortization of discounts on promissory notes	2,684	1,241	50
Stock-based compensation	3,387	574	260
Provision for bad debt expense	31	2	22
Changes in operating assets and liabilities, net of merger:
Accounts receivable	(676)	(534)	(611)
Inventories	(4,312)	(556)	111
Prepaid expenses	(50)	(60)	(16)
Other assets	164	(231)	(26)
Accounts payable	(919)	1,721	(14)
Accrued liabilities	773	1,026	435
Net cash used in operating activities	(20,701)	(11,878)	(9,351)

Cash flows from investing activities
Cash paid for property and equipment	(650)	(109)	(120)
Cash paid for evaluation equipment	(259)	(189)	(134)
Net cash received in merger	41,478	—	—
Net cash provided by (used in) investing activities	40,569	(298)	(254)

Cash flows from financing activities
Proceeds from exercise of common stock options	—	7	1
Payment of debt issuance costs	(347)	—	—
Common stock warrant retirement	(167)	—	—
Common stock warrant repurchases	(907)	—	—
Proceeds from issuance of long-term debt	13,030	9,070	4,941
Principal payments under long-term debt	(7,675)	(1,534)	(358)
Principal payments under capital lease obligations	(22)	(29)	(5)
Net cash provided by financing activities	3,912	7,514	4,579

Net increase (decrease) in cash and cash equivalents	23,780	(4,662)	(5,026)
Cash and cash equivalents at beginning of year	647	5,309	10,335

Cash and cash equivalents at end of year	$24,427	$647	$5,309

Cash paid during the year for:
Income taxes	$85	$1	$1
Interest	$862	$426	$264

Non-cash transactions
Unpaid property and equipment included in accounts payable	$208	$—	$—
Property and equipment acquired under capital lease	$14	$124	$—

See accompanying notes to consolidated financial statements.

ALSIUS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Deferred Stock- Based Compensation	Accumulated Deficit	Total
Balances as of January 1, 2005	54,528	$14,795	$—	$—	$(48,292)	$(33,497)
Exercise of stock options	2,456	1				1
Deferred stock-based compensation		1,183		(1,183)		—
Compensation for non-employee stock options		168				168
Amortization of stock-based compensation				92		92
Net loss					(10,122)	(10,122)
Balances as of December 31, 2005	56,984	16,147		(1,091)	(58,414)	(43,358)
Exercise of stock options	21,958	7				7
Compensation for non-employee stock options		(47)				(47)
Stock-based compensation		323				323
Amortization of stock-based compensation				298		298
Net loss					(17,578)	(17,578)
Balances as of December 31, 2006	78,942	16,430	—	(793)	(75,992)	(60,355)

Amortization of stock-based compensation				141		141
Stock-based compensation		88				88
Elimination of Alsius historical equity accounts	(78,942)	(16,518)	16,518			—
Elimination of deferred stock-based compensation			(652)	652		—
Conversion of preferred stock into Merger Shares	4,902,527	1	46,669			46,670
Conversion of Bridge Notes and accrued interest into Merger Shares	3,097,473		17,036			17,036
Equity effects of reverse merger	10,974,100	1	44,445			44.446
Reclassification of warrant liability to equity			215			215
Common stock warrant repurchase program			(907)			(907)
Common stock warrant retirement program			(167)			(167)
Redemption of redeemable common stock	(720,600)		(4,078)			(4,078)
Stock-based compensation (SFAS 123R)			3,158			3,158
Net loss					(22,235)	(22,235)
Balances as of December 31, 2007	18,253,500	$2	$122,237	$—	$(98,227)	$24,012

See accompanying notes to consolidated financial statements.

1.  The Company and Basis of Presentation (in thousands except share and per share data)

On June 21, 2007, Ithaka Acquisition Corp., a Delaware corporation ( “Ithaka”), completed its acquisition of Alsius Corporation, a privately held California corporation (“Alsius Medical”), through a merger of a wholly owned merger subsidiary with and into Alsius Medical.   Ithaka was a publicly traded blank check company formed in 2005 to acquire an unidentified operating business in the healthcare industry.  In the merger, Alsius Medical became a wholly owned subsidiary of Ithaka, and Ithaka changed its name to Alsius Corporation.  As a result, Alsius Corporation succeeded Ithaka as the reporting registrant for purposes of this report.  Alsius Corporation  is now a publicly traded Delaware holding company operating through its wholly owned subsidiary, Alsius Medical Corporation.  Alsius Corporation and its operating subsidiary are referred to collectively as “Alsius,” “we,” “us,” and the “Company”.  Alsius Corporation’s common stock trades on NASDAQ under the symbol “ALUS”.  See Note 3 for further details on the merger.  For accounting purposes, the merger was treated as a reverse acquisition with Alsius Medical being the accounting acquirer. Therefore, the Company’s historical financial statements reflect those of Alsius Medical.

Alsius Medical was incorporated in December 1991, and recapitalized and reorganized its operations and business in November 1998 to focus on intravascular temperature management. In June 2001, a branch office, Alsius Service Center, in Wateringen, The Netherlands, was established to provide field support for its products in Europe. Alsius Medical develops, manufactures, markets and sells, proprietary catheter-based products for rapid cooling and temperature control of patients with severe neuronal injury, including those who have suffered stroke, traumatic brain injury and cardiac arrest. In August 2003, Alsius Medical received United States Food and Drug Administration (FDA) clearance to market its CoolGard ® 3000 Thermal Regulation System (the “CoolGard system”) and Cool Line ® catheter for use in fever control. In addition, in October 2003, Alsius Medical received FDA clearance to market its Icy ™ and Fortius ™ catheters in combination with the CoolGard ® 3000 Thermal Regulation System for use in normothermia in cardiac surgery and hypothermia in neuro surgery.  Alsius Medical began to market and sell its products in the United States during the year ended December 31, 2004.

The Company has incurred significant net losses since inception, and has relied on its ability to obtain financing, which to date has been through a merger as discussed in Note 3, the sale of redeemable convertible preferred stock (Note 10) and the issuance of promissory notes (Note 5). Management expects operating losses and negative cash flows to continue for the foreseeable future as the Company incurs additional costs and expenses related to continued development of the Company’s products, and obtaining FDA approval for new indications. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include adjustments relating to the recoverability of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations, or to secure other sources of financing to fund operations. Management intends to increase sales, and raise working capital through debt or additional equity financing. However, there can be no assurance the Company will be able to increase sales or that such financing can be successfully completed on terms acceptable to the Company.

2.   Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.  The results of Ithaka are included in the consolidated financial statements since the date of the merger.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions. These affect the reported amounts of assets and liabilities and disclosure of contingent assets or liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management has identified revenue, accounts receivable, inventory, warranty reserve, stock-based compensation, warrants, embedded derivatives and income taxes as areas where significant estimates and assumptions have been made in preparing the financial statements. The Company also evaluates the need for the deferred income tax valuation allowance.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. These instruments approximate fair value because of their short maturity. The carrying value of the promissory notes is considered to approximate fair value due to its short maturity and interest rate that approximates current rates.

Foreign Currency Remeasurement

The functional currency of the Company’s branch located in The Netherlands is the U.S. dollar. Its local currency statements are remeasured into U.S. dollars using the current exchange rate for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Revenues and expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. All remeasurement gains and losses are included in determining net loss and have not been significant for all periods presented.

Cash Equivalents

The Company considers all highly liquid investments that mature within 90 days from the date of purchase to be cash equivalents. At December 31, 2007, cash equivalents consisted of money market funds of $23,903.  At December 31, 2006, cash equivalents consisted of money market funds and treasury bills of $157.  The Company classified its treasury bills as held to maturity and recorded them at amortized cost, which approximated fair value. Cost is determined using the specific identification method.

Concentration of Risk

The Company maintains its cash accounts in a commercial bank. At December 31, 2007 and 2006, cash on deposit was in excess of the federally insured limit of $100.

Customers that account for greater than 10 percent of revenue or accounts receivable are provided below.

	Year Ended December 31,
	2007		2006		2005

	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue
Customer A	$308	3%	$1,449	24%	$644	20%
Customer B	1,395	15%	—	—	—	—

	As of December 31,
	2007		2006
	Receivable Balance	Percent of Total Receivables	Receivable Balance	Percent of Total Receivables
Customer A	$29	1%	$537	35%
Customer B	429	20%	—	—

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company specifically analyzes accounts receivable and historical bad debts, customer credit, current economic trends and changes in customer payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is determined that the receivable will not be recovered.

The changes in the allowance for doubtful accounts is provided below.

	Year Ended December 31,
	2007	2006	2005
Beginning balance	$13	$27	$5
Provision for bad debt	31	2	22
Write-offs, net of recoveries	—	(16)	—
Ending balance	$44	$13	$27

Inventories

Inventories are comprised of raw materials, work-in-process and finished goods, and are stated at the lower of cost (first-in, first-out) or market. The Company records a provision for excess and obsolete inventory based on historical usage and future product demand. Once established, the write-downs of inventories for excess and obsolete inventory are considered permanent adjustments to the cost basis of the inventories.

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates potential impairment by comparing the carrying amount of the asset with the estimated undiscounted future cash flows associated with the use of the asset and its eventual disposition. Should the review indicate that the asset is not recoverable, the Company’s carrying value of the asset would be reduced to its estimated fair value, which is measured by future discounted cash flows. During the years ended December 31, 2007, 2006 and 2005 there have been no such impairments.

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

Evaluation Equipment

Evaluation equipment consists of CoolGard and Thermogard systems placed at hospitals under the Company’s equipment loan agreements and are depreciated using the straight-line method over their estimated economic life of five years. As of December 31, 2007 and 2006 the cost of evaluation equipment was $1,109 and $998 and accumulated depreciation was $436 and $362, respectively. For the years ended December 31, 2007, 2006 and 2005, $222, $219 and $205, respectively, was recorded as a component of cost of revenue for the depreciation of the equipment.

Stock-Based Compensation

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation issued in 1995. Prior to the adoption of SFAS 123(R) the Company accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions and related interpretations of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). The Company adopted SFAS 123(R) applying the “prospective transition method” under which it continues to account for nonvested equity awards outstanding at the date of adoption of SFAS 123(R) in the same manner as they had been accounted for prior to adoption, that is, it would continue to apply APB No. 25 in future periods to equity awards outstanding at the date it adopted SFAS 123(R).

As of December 31, 2006 there was $255 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under share-based compensation plans using the fair value method of SFAS 123(R). As of December 31, 2006, the cost was expected to be recognized over a weighted-average period of 3.05 years, using the graded vested attribution method.   In the merger effective on June 21, 2007 (Note 3), due to the liquidation preferences of the Company’s redeemable convertible preferred stock and the terms and conditions of the Company’s Bridge Notes, all outstanding stock options of the Company were cancelled, therefore any unrecognized compensation related to nonvested share-based compensation arrangements was cancelled.  Compensation cost of $88 was recognized for the year ended December 31, 2007 (for the period prior to June 21, 2007, the date of the merger).  There were no stock option grants in the six months ended June 30, 2007.  See Note 7 regarding stock option grants in the six months ended December 31, 2007.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures. The estimate of expected term of options granted under the 2004 Plan was determined by analyzing historical data on employees’ stock option exercises. The estimate of expected term of options granted under the 2006 Plan was calculated using the simplified method, as prescribed in SEC Staff Accounting Bulletin No. 110.  Prior to the merger with Ithaka in June 2007, the Company was a private entity with no historical data on volatility of its stock.  Therefore, the expected volatility used was based on volatility of similar entities (referred to as “guideline companies”) for stock options granted after January 1, 2006. In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate for options granted after January 1, 2006 under the 2004 Plan based on historical experience of its stock-based awards that are granted, exercised and cancelled. For options granted under the 2006 Plan, the forfeiture rate used was based on the estimated forfeiture rates of similar entities. If its actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what it has recorded in the current period.

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

The weighted-average fair value per share of the options granted was $3.33 for the year ended December 31, 2007, and was $3.98 for the year ended December 31, 2006. The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Dividend Yield	0.00%	0.00%
Volatility	67%	61%
Weighted-average risk-free interest rate	4.89%	4.82%
Expected life	6.0-6.25 years	5.61-5.88 years

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

The Company evaluates whether the separate deliverables in its arrangements can be unbundled. Sales of the CoolGard and Thermogard systems domestically to hospitals include separate deliverables consisting of the product, disposables used with the CoolGard and Thermogard system, installation and training. For these sales, the Company applies the residual value method in accordance with EITF 00-21, Revenue Arrangements with Multiple Deliverables, which requires the allocation of the total arrangement consideration less the fair value of the undelivered elements, which consist of installation and training, to the delivered elements. As of  December 31, 2007 and 2006 there were minimal amounts attributed to the undelivered elements. Installation and training are not included in arrangements with sales to distributors.

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. The amount of returns through December 31, 2007 has been minimal. A sales return allowance has not been established since management believes returns will be insignificant.

The Company enters into equipment loan agreements with stated terms of primarily six months with certain customers whereby the CoolGard or Thermogard system is placed at the customer’s site for their evaluation and use. During this time, the customer purchases disposables. There are no stated minimum purchase requirements. The Company accounts for these arrangements in accordance with SFAS No. 13, Accounting for Leases, and has classified these arrangements as operating leases. The consideration for the rental portion of the arrangement is considered to be contingent and is recorded when earned.  We currently do not charge a rental fee during the evaluation period.  The amount of revenue attributable to the lease element of these arrangements was less than 10% of the Company’s total revenue for all periods presented. The CoolGard or Thermogard system is classified as evaluation equipment and is depreciated over its estimated economic life of five years with depreciation included as a component of cost of revenue.

During 2005, the Company began to offer extended warranty contracts, which are separately sold to non-distributor customers. Revenue is recorded on a straight-line basis over the period of the contract, which is generally one year. The amount of deferred revenue has historically been minimal.

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

Changes in the Company’s product warranty liability were as follows:

	Year Ended December 31,
	2007	2006	2005

Beginning balance	$156	$202	$23
Provision for estimated warranty costs	79	185	240
Warranty expenditures	(128)	(231)	(61)
Ending balance	$107	$156	$202

Cost of Revenue

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

Advertising

Advertising costs are expensed as incurred. Included in sales and marketing expense for the years ended December 31, 2007, 2006 and 2005 was $682, $275, and $212, respectively.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

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

Net Loss Per Share

The merger with Ithaka, as discussed in Note 3, for financial reporting purposes was treated as a reverse acquisition.  Because the number of shares outstanding following a reverse acquisition is significantly different from the number of shares outstanding prior to the combination, the weighted average shares outstanding for purposes of presenting net loss per share on a comparative basis has been retroactively restated to the earliest period presented in order to reflect the effect of the reverse acquisition.  In effect, the reverse acquisition is similar to a stock split for the accounting acquirer, and retroactively restating the weighted average shares outstanding is consistent with the accounting required by SFAS No. 128, Earnings Per Share, for stock splits, stock dividends, and reverse stock splits.

New Accounting Pronouncements

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. Taxes collected from the Company’s customers are and have been recorded on a net basis. The Company has no intention of modifying this accounting policy. As such, the adoption of EITF 06-03 did not have an effect on the Company’s consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for consistently measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which defers the implementation for the non-recurring nonfinancial assets and liabilities from fiscal years beginning after November 15 , 2007 to fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 will be applied prospectively. The statement provisions effective as of January 1, 2008, do not have a material effect on the company’s consolidated financial position, results of operations and cash flows. Management does not believe that the remaining provisions will have a material effect on the company’s consolidated financial position and results of operations and cash flows when they become effective on January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115. SFAS No. 159 provides reporting entities an option to measure certain financial assets and liabilities and other eligible items at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have an impact on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations. SFAS No. 141(R) requires reporting entities to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under EITF 95-3 to be recorded as a component of purchase accounting.  In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal periods beginning after December 15, 2008 and should be applied prospectively for all business acquisitions entered into after the date of adoption. The Company does not expect the adoption of SFAS No. 141(R) to have an impact on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary by initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact the adoption of SFAS No. 160 will have on its consolidated financial position, results of operations and cash flows.

3.  Merger with Ithaka

On June 21, 2007, Ithaka’s stockholders approved the merger of Alsius Medical with and into Ithaka’s wholly owned merger subsidiary.  The merger consideration consisted of 8,000,000 shares of Ithaka’s common stock (the “Merger Shares”) in exchange for all of the issued and outstanding equity securities of Alsius Medical. Of the 8,000,000 shares issued in consideration, 4,902,527 shares were issued to preferred stock holders and 3,097,473 shares were issued to the Bridge Notes holders. The par value of the Merger Shares was $0.0001. In addition, Alsius Medical’s shareholders also have the right to receive up to an aggregate of 6,000,000 additional performance shares (the “Milestone Shares”) if the combined company meets certain revenue targets in fiscal years 2007 through 2009.  In 2007, the revenue targets were not met and no Milestone Shares were granted. Additionally, Ithaka agreed to fund bonuses totaling $3,000 to management, employees, two non-employee directors and certain consultants of Alsius Medical.  The $3,000 bonus paid by Ithaka was included as part of the merger consideration. The Company accounted for the amount as a reduction of the net proceeds received from Ithaka in return for the issuance of the stock. This treatment was based on the fact that the amount was specifically negotiated by the parties as “merger consideration” as set forth in the merger agreement.  There was no service requirement in order to earn the bonus.  Due to liquidation preferences in Alsius Medical’s Series A-F redeemable convertible preferred stock and the terms and conditions of the unsecured convertible promissory notes, the allocation of the Merger Shares resulted in the holders of the Bridge Notes and Series F preferred stock receiving their pro rata share, and the holders of the other equity instruments (Series A-E, common stock, and common stock options) did not receive any Merger Shares. The accumulated balance due to the Bridge Note holders was converted at an agreed price of $5.50 per share. This resulted in the recording of additional paid-in capital of $17,036, the amount due to the holders. The Series F redeemable convertible preferred stock was converted at the market price of $5.66 per share at the date of the merger. In addition, due to the underlying terms and conditions of the Series F redeemable convertible preferred stock warrants at the time of the merger (a qualifying sale), all Series F redeemable convertible preferred stock warrants were cancelled (Note 8), and all existing Alsius Medical equity instruments were cancelled (Note 6).

Holders of 972,100 shares of Ithaka’s common stock voted against the merger and elected to convert their shares into a pro rata portion of Ithaka’s trust fund. This redeemable common stock was accounted for as mezzanine equity at the time of the merger as it was uncertain whether such amounts would ultimately be redeemed in cash or remain as outstanding common stock of the Registrant.  The conversion rights required the holder of the stock to deliver its stock certificate to the Registrant’s transfer agent by August 15, 2007 in order to receive the applicable cash payment. If not executed by August 15, 2007, the stockholder forfeited its right to receive cash payment for the shares.  Through December 31, 2007, the Registrant redeemed $4,078 (720,600 shares) of the redeemable common stock.

Additionally, as discussed above, as part of consideration paid at the close of the merger, Ithaka agreed to fund bonus payments to the management, employees, two non-employee directors and certain consultants of Alsius Medical totaling $3,000.  The merger agreement entitles these individuals to receive an additional amount of up to $2,000 upon the achievement of the above mentioned revenue targets in fiscal years 2007 through 2009.  The $3,000 has been accounted for as part of the purchase price.  Future payments will be expensed as earned.

The merger was accounted for under the purchase method of accounting as a reverse acquisition, with Alsius Medical as the accounting acquirer.  As part of the merger, Ithaka’s common stock of 10,974,100 shares, which consisted of 9,866,392 common shares and 1,107,708 units convertible into common shares, at $0.0001 par value, where converted into common stock of Alsius Medical, This resulted in the recording of additional paid-in capital of $73,732. For accounting purposes, the merger has been treated as the equivalent of Alsius Medical issuing stock for the net assets of Ithaka, accompanied by a recapitalization.  The net assets of Ithaka are stated at their fair values, which are considered to approximate historical cost, with no goodwill or other intangible assets recorded.  The accumulated deficit of Alsius Medical is carried forward after the merger and the operations prior to the merger are those of Alsius Medical.  The results of operations of Ithaka are included in the accompanying consolidated financial statements commencing June 22, 2007.

The purchase price allocation is as follows:

Cash and cash equivalents	$50,000
Prepaid expenses	98
Accounts payable	(1,082)
Accrued liabilities	(126)
Redeemable common stock	(4,078)
Management bonuses	(3,000)
Transaction costs	(1,444)
Net assets acquired	$40,368

The Milestone Shares and the additional $2,000 in management bonuses have not been included in the above purchase price allocation.  If the revenue targets are achieved and the Milestone Shares are issued and/or the management bonuses are paid, the fair value of the consideration will be recorded as an additional capital adjustment.

Prior to the Merger, the Company’s authorized capital stock consisted of 20,000,000 shares of common stock, of which 78,942 shares were issued and outstanding at December 31, 2006. All stock has no par value.  All of the Company’s prior common stock was eliminated.

4.  Supplemental Financial Statement Data

Inventories consist of the following:

	December 31, 2007	December 31, 2006
Raw materials	$3,775	$1,418
Work-in-process	1,747	727
Finished goods	1,158	223
	$6,680	$2,368

Property and equipment consists of the following:

	December 31, 2007	December 31, 2006

Machinery and equipment	$1,113	$706
Computer equipment	536	391
Furniture and fixtures	186	175
Leasehold improvements	270	138

	3,105	1,410
Accumulated depreciation and amortization	(1,071)	(1,050)

	$1,034	$360

Depreciation and amortization expense was $191, $140 and $161 for the years ended December 31, 2007, 2006, and 2005, respectively. The amounts of property and equipment under capital leases as of December 31, 2007 and 2006 were $139 and $124 with accumulated amortization of $55 and $13, respectively.

Accrued liabilities consist of the following:

	December 31, 2007	December 31, 2006
Bonus	$480	$602
Inventory	23	18
Vacation	320	250
Warranty	107	156
Interest	69	358
Professional services	453	118
Payroll and related	42	43
Commission	232	118
Royalties	38	43
Deferred revenue	60	9
Other	92	70
	$1,916	$1,785

Other income (expense) consists of the following:

	Year Ended December 31,
	2007	2006	2005

Foreign currency remeasurement	$(3)	$—	$(12)
Increase in fair value of loan premium liabilities (Note 5)	(474)	(2,156)	—
Decrease (increase) in fair value of warrant liabilities	512	99	(108)
	$35	$(2,057)	$(120)

5. Long-Term Debt

The components of long-term debt were as follows:

	December 31, 2007	December 31, 2006
Secured Promissory Note, net of discount of $60	$—	$3,048
2006 Bridge Notes, net of discount of $1,513	—	7,613
Senior Secured Credit Facility, net of discount of $164	6,769	—

	6,769	10,661
Less: current portion	(3,200)	(9,318)
Long-term portion	$3,569	$1,343

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

On April 13, 2006, the Company issued unsecured convertible promissory notes for an aggregate amount of $4,214 from existing shareholders with an interest rate of 8% (the “April 2006 Bridge Notes”), and on August 18, 2006, the Company issued unsecured convertible promissory notes for an aggregate amount of $1,941 (the “August Bridge Notes”) under the same terms as the April 2006 Bridge Notes. In October 2006, the Company entered into an agreement that provided for borrowings of $2,500, with the commitment amount eligible to be increased by an additional $2,000 upon the unanimous consent of the Company’s board of directors. Under these terms, the Company borrowed $1,000 on October 13, 2006 (the “October 2006 Bridge Notes”), $1,000 on November 15, 2006 (the “November 2006 Bridge Notes”), $1,000 on December 15, 2006 (the “December 2006 Bridge Notes”), $1,000 on January 12, 2007 (the “January 2007 Bridge Notes”), and $500 on February 2, 2007 (the “February 2007 Bridge Notes”) (collectively, the “2006 Bridge Notes”). Maturity was the earlier of August 31, 2007, an event of default, or the closing of a sale transaction as defined in the agreement. Principal and accrued interest converted automatically into unregistered shares of common stock upon the closing of an initial public offering, or into shares of Series F preferred stock at $3.00 per share if an initial public offering did not close by August 31, 2007. Automatic conversion of the principal and accrued interest into shares of Series F preferred stock was also provided upon closing of an equity financing arrangement. Upon conversion in an initial public offering, the principal amount of the 2006 Bridge Notes and accrued interest would convert into the number of shares of common stock that resulted by dividing eighty percent of the initial public offering price into the total principal and accrued interest then outstanding.

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

At the time of the issuance of the 2006 Bridge Notes, an initial public offering was not a certain event and the warrants were convertible into preferred stock that was classified as mezzanine equity. Accordingly, at their issue dates, the warrants were recorded as liabilities under FSP 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable, based on their estimated fair values at issuance. Subsequent changes in the fair values were recorded as non-operating income (loss). See Note 8 for the fair value assumptions of these warrants.

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

Senior Secured Credit Facility

On February 22, 2007, and amended on May 11, 2007, the Company entered into a senior secured credit facility with Merrill Lynch Capital (recently acquired by GE Capital) consisting of an $10,000 term loan (the “Term Loan”) with an interest rate of one month LIBOR plus 6.50%. Approximately $3,000 of the total amount borrowed was used to repay in full the Company’s secured promissory note issued in May 2005.  At December 31, 2007, $6,933 of the Term Loan was outstanding. The Term Loan requires interest only payments for the first six months and interest and principal payments for each month thereafter through February 2010.

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

In connection with the close of the merger in June 2007, a measurement date for this warrant was achieved, and the warrant issued to Merrill Lynch Capital became exercisable into 43,716 shares of common stock at an exercise price of $5.49 per share.   As the warrant is now exercisable into common stock, the fair value of the warrant as of the date of the merger was $215 and reclassified from a liability to equity.

Under the terms of the Term Loan, the Company is restricted from making certain distributions, including cash dividends.  The Company is currently in compliance with such restrictions. We are currently in compliance with, or have obtained an appropriate waiver for, all required covenants.

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

As of December 31, 2007, principal payments for long-term debt are as follows:

Year ending December 31,
2008	$3,200
2009	3,200
2010	533
$6,933

6.  Authorized Capital Stock

Concurrent with the close of the merger in June 2007, all outstanding shares of Alsius Medical’s Series A-F redeemable convertible preferred stock were exchanged for the Merger Shares (Note 3) or the potential right to receive Merger Shares, and concurrently cancelled.  There are no authorized or outstanding shares of Series A-F redeemable convertible preferred stock at December 31, 2007.

The Registrant’s authorized capital now consists of 1,000,000 shares of $0.0001 par value preferred stock and 75,000,000 shares of $0.0001 par value common stock.   The designations, voting and other rights and preferences of the preferred stock may be determined from time to time by the Board of Directors.

The number of shares of common stock of the Registrant that have been reserved for issuance as of December 31, 2007:

StocStock options (Note 7)	3,275,000
Common stock warrants (Notes 5, 7 and 9 )	17,434,716
20,709,716
 7.  Stock Options

1992 Plan

The 1992 Incentive Stock Plan (the “1992 Plan”) provided for the grant of options and stock purchase rights to purchase up to a maximum of 11,000 shares of Alsius Medical’s common stock to employees, officers, consultants and directors. The 1992 Plan included incentive stock options (“ISOs”), nonqualified stock options (“NSOs”) and stock purchase rights. The right to exercise ISOs and NSOs and stock purchase rights vested at a rate in accordance with the individual stock option agreements, which has been immediate to four years for employees and three to four years for non-employees. Options expire within a period of not more than 10 years from the date of grant. ISOs granted to an employee who, at the time the option is granted, owns stock representing more than 10% of the voting power of all classes of stock of the Company, expire within a period of not more than five years from the date of grant. Options expire between thirty and ninety days after termination of employment depending on the circumstances. The 1992 Plan ended in 2002 and no further options have been granted.   All options outstanding under the 1992 Plan were cancelled in the merger effective June 21, 2007.

A summary of option activity under the 1992 Plan is as follows:

	Shares Under Option
	Employee	Non-employee	Total	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2005	5,650	619	6,269	246
Forfeited	(100)	—	(100)	50

Outstanding at December 31, 2006	5,550	619	6,169	249
Forfeited	(1,276)	(30)	(1,306)	50
Canceled in the merger	(4,274)	(589)	(4,863)	249
Outstanding at December 31, 2007	—	—	—	—
Exercisable at December 31, 2007	—	—	—	—
Vested and expected to vest as of December 31, 2007	—	—	—	—

2004 Plan

The 2004 Stock Incentive Plan (the “2004 Plan”) provided for the grant of options and stock purchase rights to purchase up to a maximum of 2,100,000 shares of Alsius Medical’s common stock to employees, officers, consultants and directors. The 2004 Plan included ISOs, NSOs and stock purchase rights. For ISOs and NSOs, the exercise price per share shall be no less than 110% of the fair market value per share on the date of grant for an individual who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of stock of Alsius Medical. The right to exercise ISOs and NSOs and stock purchase rights vests at a rate in accordance with the individual stock option agreements, which has been immediate to four years for employees, and immediate to three years for non-employees. Options expire within a period of not more than 10 years from the date of grant. ISOs granted to an employee who, at the time the option is granted, owns stock representing more than 10% of the voting power of all classes of stock of Alsius Medical, expire within a period of not more than five years from the date of grant. Options expire between thirty days and six months after termination of employment depending on the circumstances. No stock purchase rights have been granted through the merger.  All options outstanding under the 2004 Plan were cancelled in the merger effective June 21, 2007.

A summary of option activity under the 2004 Plan is as follows:

	Shares Under Option
	Employee	Non-employee	Total	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)

Outstanding at December 31, 2005	1,579,530	156,638	1,736,168	$0.30
Granted	159,600	7,500	167,100	0.30
Exercised	(21,958)	—	(21,958)	0.30
Forfeited	(33,548)	—	(33,548)	0.30

Outstanding at December 31, 2006	1,683,624	164,138	1,847,762	0.30	7.7
Forfeited	(9,877)	—	(9,877)	0.30	7.7
Canceled in the merger	(1,673,747)	(164,138)	(1,837,885)	0.30	7.7
Outstanding at December 31, 2007	—	—	—	—	—
Exercisable at December 31, 2007	—	—	—	—	—

Vested and expected to vest as of December 31, 2007	—	—	—	—	—

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

A summary of option activity under the 2006 Plan is as follows:

	Shares Under Option
	Employee	Non-employee	Total	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	—	—	—	$—	—	—
Granted	2,742,550	15,000	2,757,550	5.08
Forfeited	(14,700)	—	(14,700)	4.89
Exercised	—	—	—	—
Outstanding at December 31, 2007	2,727,850	15,000	2,742,850	5.08	9.51	$3,786
Exercisable at December 31, 2007	20,916	—	20,916	5.10	9.51	$29
Vested and expected to vest as of December 31, 2007	2,482,344	15,000	2,497,344	5.08	9.51	$3,447

The following table summarizes stock options outstanding at December 31, 2007:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

$4.03	62,300	9.59	$4.03	—	$—
5.00	3,300	9.59	5.00	—	—
5.10	2,664,450	9.51	5.10	20,916	5.10
6.08	12,800	9.57	6.08	—	—
	2,742,850			20,916

As of December 31, 2007 there was $5,191 of unrecognized compensation expense related to nonvested share-based compensation arrangements granted under share-based compensation plans using the fair value method of SFAS 123(R). As of December 31, 2007, the cost was expected to be recognized over a weighted-average period of 3.15 years, using the graded vested attribution method.

IPO Option

In Ithaka’s initial public offering in August 2005, an option was issued to the underwriter of the initial public offering (the “IPO Option”) to purchase 425,000 units at an exercise price of $7.50 per unit.  A unit consists of one share of common stock and two redeemable common stock purchase warrants.  Ithaka accounted for the fair value of the IPO Option as an expense of its offering resulting in a charge directly to stockholders’ equity.  As of December 31, 2007, the IPO Option is outstanding and exercisable.

The IPO Option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the Option (the difference between the exercise prices of the Option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash. The unit purchase option agreement governing the IPO Option, as amended, states that the option may expire unexercised or unredeemed and expire worthless if there is no effective registration statement and states that in no event would Ithaka be obligated to pay cash or otherwise “net cash settle” the Option or the Warrants underlying the Option.  On December 19, 2007, the Registrant filed a registration statement on Form S-3 to register the shares that may be issued upon exercise of warrants and the registration statement is currently effective to allow the exercise of the warrants.

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

In conjunction with the 2006 Bridge Notes, the Company issued warrants exercisable into shares of Series F preferred stock in the event the Company does not complete an IPO, or common stock if an IPO is completed. The fair value of the warrants on their issuance dates was estimated using the Black-Scholes option pricing model as follows:

	April 2006	August 2006	October 2006	November 2006	December 2006	January 2007	February 2007
Estimated fair value on issuance date	$332	$—	$3	$3	$3	$3	$1
Dividend yield	0%	0%	0%	0%	0%	0%	0%
Expected volatility	58%	59%	60%	60%	60%	60%	60%
Risk free interest rate	4.96%	5.18%	4.77%	4.69%	4.62%	4.77%	4.77%
Tar	3.72 years	3.62 years	3.45 years	3.37 years	3.29 years	3.64 years	3.58 years

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

There are no outstanding Series F preferred stock warrants at December 31, 2007.

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

The warrants can be exercised on a cashless basis in connection with any redemption.  The warrant holders do not have the rights or privileges of holders of common stock and any voting rights until they exercise their warrants and receive shares of common stock. After the issuance of shares of common stock upon exercise of the warrants, each holder will be entitled to one vote for each share held of record on all matters to be voted on by stockholders.  No warrants will be exercisable and the Registrant will not be obligated to issue shares of common stock unless, at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants.  On December 19, 2007, the Registrant filed a registration statement on Form S-3 to register the shares that may be issued upon exercise of warrants and the registration statement is currently effective to allow the exercise of the warrants.

IPO Warrants

In the Registrant’s initial public offering in August 2005, 8,500,000 units were sold.  In addition, in September 2005 the Registrant consummated the closing of an additional 349,100 units, which were subject to the underwriters’ over-allotment option.  A unit consisted of one share of common stock and two redeemable common stock purchase warrants (the “IPO Warrants”).  Each IPO Warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 commencing June 21, 2007 and expiring four years from the effective date of the initial public offering. As of December 31, 2007, 16,541,000 IPO Warrants are outstanding.

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

Warrant Repurchase Program

On August 9, 2007, the Company's board of directors authorized a warrant repurchase program for the Company to deploy up to $3.0 million to repurchase outstanding warrants from time to time in the open market, through block trades or otherwise, pursuant to applicable securities laws. Through December 31, 2007, the Company repurchased 1,157,200 warrants for cash of $0.9 million.  The Company has terminated this program.

Warrant Retirement Program

In December 2007, the Company’s board of directors authorized a new warrant retirement program whereby the holders of any warrant could, for the period of December 19, 2007 to January 18, 2008, exercise their warrants on amended terms.  For each 5.5 warrants surrendered on a cashless exercise basis, the holder could receive one share of common stock.  In addition, the holder could also exercise one additional warrant by paying a reduced exercise price of $3.25 per share.   Through December 31, 2007, the Company incurred $167 in direct and incremental cost related to the warrant retirement program, these cost have been recorded as a reduction of additional paid-in capital as of December 31, 2007.  See Note 17 for the final results of the warrant retirement program.

10.  Redeemable Convertible Preferred Stock

There was no redeemable convertible preferred stock authorized, issued or outstanding at December 31, 2007 (Notes 3 and 6). Redeemable convertible preferred stock at December 31, 2006, including the associated rights and preferences, was as follows:

(Dollars in thousands)	Authorized Shares	Shares Outstanding	Carrying Value	Liquidation Value
Series A	718	718	$64	$81
Series B	148	148	$74	$74
Series C-D	1,582,546	1,582,026	$902	$15,820
Series E	1,422,435	1,422,435	$21,056	$21,337
Series F	8,344,600	8,319,141	$24,547	$74,872

Voting

Each share of preferred stock has voting rights equal to the number of shares of common stock into which it is then convertible.

Conversion

Each share of preferred stock is convertible at any time at the option of the holder into the number of shares of common stock which results from dividing the conversion price per share in effect for such series at the time of conversion into the per share conversion value of such series (“Conversion Rate”). The conversion price per share of Series A, Series B, Series C-D, Series E and Series F is $3.00 and the per share conversion value of Series A, Series B, Series C-D and Series E is $3.00 resulting in an initial conversion rate of one share of preferred stock for one share of common stock. The conversion price of each series will be subject to adjustment from time to time in the event of a combination of shares of common stock, certain subsequent sales of common stock, grants of stock options, stock splits, stock dividends, or the distributions of common stock. Conversion is automatic in the event of a public offering of the Company’s common stock if the aggregate gross proceeds exceed $20,000 and the per share price is at least $15.00 per share.

Each share of Series A, Series B, Series C-D, Series E and Series F preferred stock will automatically convert into shares of common stock at its then effective Conversion Rate upon the agreement of the holders of 63% of the then outstanding shares of preferred stock.

Dividends

Dividends on Series F preferred stock are noncumulative, and if declared, payable at $0.25 per share per annum on each share, in preference and prior to any payment of any dividend on the common stock or on the Series A, Series B, Series C-D and Series E preferred stock of the Company. No dividends were declared through December 31, 2006.

Dividends on Series A, Series B, Series C-D and Series E are noncumulative and, if declared, are payable at the rate of $8.75, $40.00, $2.05 and $1.20 per annum on each share of Series A, Series B, Series C-D and Series E preferred stock, respectively. No dividends were declared through December 31, 2006.

Thereafter, the holders of common stock and Series A, Series B, Series C-D, Series E and Series F preferred stock are entitled, when and if declared by the Board of Directors, to receive dividends, provided however that no such dividend may be declared or paid on any shares of common stock or Series A, Series B, Series C-D, Series E or Series F preferred stock unless at the same time an equivalent dividend is declared or paid on all outstanding shares of common stock and each such series of preferred stock. The dividend on any such series of preferred stock will be at the same rate per share as would be payable on the share of common stock.

Liquidation and Redemption

In the event of liquidation, dissolution or winding up of the Company, either voluntary or involuntary, including an acquisition, merger or sale which results in a change in the majority shareholders of the Company, the holders of Series F preferred stock will be entitled to receive, prior to and in preference to any distribution of any of the assets or surplus funds to the holders of common stock, Series A, Series B, Series C-D and Series E preferred stock, an amount equal to $6.00 per share, plus a further amount equal to any dividends declared but unpaid on such shares of Series F preferred stock. If upon liquidation, dissolution or winding up of the Company, the assets and surplus funds of the Company are insufficient to provide for the cash payment to the holders of the Series F preferred stock described above, all such assets of the Company as are legally available for distribution will be paid to the holders of the Series F preferred stock on a pro rata basis in proportion to the number of shares owned by each holder.

Thereafter, the holders of Series A, Series B, Series C-D, Series E and Series F preferred stock will be entitled to receive, prior to and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of common stock, an amount equal to $112.50, $500.00, $10.00, $15.00 and $3.00 per share, respectively, plus a further amount equal to any dividends declared but unpaid on such shares. If upon liquidation, dissolution or winding up of the Company, the assets and surplus funds of the Company are insufficient to provide for the cash payment to the holders of Series A, Series B, Series C-D, Series E and Series F preferred stock described above, all such assets and surplus funds of the Company as legally available for distribution will be paid to the holders of Series A, Series B, Series C-D, Series E and Series F preferred stock on a pro rata basis in proportion to the product of the liquidation preference of each share and the number of shares owned by each holder.

After the payment or setting apart of payment to the holders of the Series A, Series B, Series C-D, Series E and Series F preferred stock of the preferential amounts described above, the holders of common stock and the holders of Series C-D, Series E and Series F preferred stock will be entitled to receive the remaining assets of the Company pro rata based on the number of shares of common stock held by each holder, assuming conversion of all Series C-D, Series E and Series F preferred stock.

The change in control provision of the preferred stock is not solely in the Company’s control; accordingly, the preferred stock is classified as redeemable. The preferred stock will not be accreted to its redemption amount until such time the change in control is probable.

Anti-Dilution

Series C-D, Series E and Series F preferred stock contain an anti-dilution provision, which provides for adjustment of the conversion price in the event Additional Shares of Common Stock, as defined, are issued for consideration per share less than the conversion price for the Series C-D, Series E, or Series F preferred stock.

Registration Rights

The holders of certain shares of common stock, the holders of common stock issuable upon the exercise of warrants and the holders of common stock issuable upon conversion of the Series A, Series B, Series C-D, Series E and Series F preferred stock are entitled to certain rights with respect to the registration of their shares under the Securities Act. The holders of common stock or common stock issuable upon conversion of such securities (“Registrable Securities”) are entitled to the registration rights described below.

Demand Registration Rights

At any time beginning six months following an initial public offering, the holders of at least 40% of the shares of Registrable Securities are entitled to certain demand registration rights pursuant to which they may require the Company to file a registration statement under the Securities Act with respect to their shares of common stock so long as aggregate proceeds will be greater than $8,000. The Company is required to use its best efforts to effect any such registration, but is not required to effect more than two of these demand registrations.

Piggyback Registration Rights

If the Company registers any securities under the Securities Act, the holders of Registrable Securities are entitled to notice of such registration. The Company is required to include the shares of such holders of Registrable Securities in the registration, except in the case where the managing underwriter of an initial public offering requires a limitation of the number of shares due to marketing factors, in which case the underwriters may limit or exclude all such shares from the initial public offering.

S-3 Registration Rights

The holders of preferred stock are entitled to demand registration rights whereby they may require the Company to file registration statements under the Securities Act on Form S-3 with respect to their shares of common stock and the Company is required to use its best efforts to effect such registrations. The Company is not required to effect such a registration if the aggregate price to the public is less than $1,000 or one such registration is in the twelve-month period prior to a request to effect such registration.

11.  Income Taxes

The Company has a history of continuing operating losses; accordingly, no federal income taxes have been incurred. The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced.

The reconciliation of the income tax provision computed at federal statutory rates to income tax expense/(benefit) is as follows:

	Year Ended December 31,
	2007	2006	2005
Provision at statutory rate	34%	34%	34%
State taxes, net of federal benefit	0	4	7
Expiring Net Operating Losses and Credits	(75)	0	0
Convertible Debt Interest	(5)	0	0
Stock Options	(5)	0	0
Valuation allowance	51	(38)	(41)
	0%	0%	0%

The components of the net deferred tax asset are as follows:

	December 31,
	2007	2006
Net operating loss carryforwards	$17,394	$30,298
Capitalized costs	10,514	11,824
Tax credits	102	3,424
Reserves	60	211
Inventory	108	46
Property and equipment	148	173
Amortization	1,086
Other	391	295

Total deferred tax assets	29,803	46,271
Valuation allowance	(29,803)	(46,271)

Net deferred tax assets	$—	$—

The Company has elected to recognize interest and penalties with respect to unrecognized tax benefits in income tax expense. The Company has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months.  The total amount of unrecognized tax benefits and related penalties and interest is not material as of December 31, 2007. The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

The Company is subject to taxation in the U.S. and various state jurisdictions. It will no longer be subject to U.S. federal or state examinations by tax authorities for years before 2003.

At December 31, 2007, the Company had both federal and state net operating loss (“NOL”) carryforwards of approximately $45,283 and $34,248, respectively. The net operating loss carryforwards for federal purposes began to expire in 2007, and the net operating loss carryforwards for state purposes began expiring in 2006. The Company has research and experimentation credit carryforward for federal and state purposes of approximately $50 and $52, respectively.  The research and experimentation credits begin to expire in 2010 for federal purposes and carry forward indefinitely for state purposes. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax assets.

The Company recently completed an analysis on whether an ownership change had occurred with the consummation of the merger in June 2007 or whether there have been multiple ownership changes since our formation.  There may be additional such ownership changes in the future. If we have experienced an ownership change at any time since our formation, utilization of the NOL carryforwards would be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions, which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization.  We have determined that we have incurred three ownership changes since our inception, and the June 2007 merger with Ithaka has resulted in approximately $33.2 million of federal NOL carryforwards and $24.0 million of state NOL carryforwards that will expire unutilized as a result of the Section 382 limitations.

12.  Net Loss Per Share

Basic loss per share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share also includes the effect of stock options, warrants and other common stock equivalents outstanding during the period. In periods of a net loss position, basic and diluted weighted average shares are the same.

The merger with Ithaka in June 2007 was, for financial reporting purposes, treated as a reverse acquisition. Because the number of shares outstanding following a reverse acquisition is significantly different from the number of shares outstanding prior to the combination, the weighted average shares outstanding for purposes of presenting net loss per share on a comparative basis has been retroactively restated to the earliest period presented in order to reflect the effect of the reverse acquisition.  In effect, the reverse acquisition is similar to a stock split for the accounting acquirer, and retroactively restating the weighted average shares outstanding is consistent with the accounting required by SFAS No. 128, Earnings Per Share, for stock splits, stock dividends, and reverse stock splits.

Accordingly, 10,974,100 shares of common stock were deemed to be outstanding at the beginning of the earliest period presented. Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common stock outstanding during the reporting period. There is no dilutive effect on net loss per share in the years presented. The computations for basic and diluted net loss per share from continuing operations are as follows:

	2007	2006	2005
Net loss	$(22,235)	$(17,578)	$(10,122)
Net loss per share - Basic and diluted	$(1.49)	$(1.60)	$(0.92)
Weighted average shares outstanding:
Basic and diluted	14,873,916	10,974,100	10,974,100

Potentially dilutive securities that have been excluded from net loss per share computations due to the net loss position are:

	Year Ended December 31,
	2007	2006	2005
Stock options (Note 7)	3,167,850	425,000	425,000
Common stock warrants (Notes 5, 7 and 9)	17,434,716	18,548,200	18,548,200
	20,602,566	18,973,200	18,973,200

13.  Commitments and Contingencies

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

The Company leases an automobile under an operating lease which expires in 2011.

As of December 31, 2007, future minimum lease payments on the operating leases are as follows:

Year Ending December 31,
2008	$361
2009	45
2010	28
2011	13
$447

Rent expense for the years ended December 31, 2007, 2006 and 2005 was $424, $383 and $310, respectively.

Capital Leases

As of December 31, 2007, capital lease payments are due in monthly installments through October 2011 for a total of $107.  Future minimum payments are $25, $27, $30 and $25 for the years ended December 31, 2008, 2009, 2010 and 2011, respectively.

401(k) Plan

The Company has a 401(k) plan that covers substantially all employees. Employer contributions to the plan are at the discretion of the Board of Directors. The Company elected to make no contributions for each year since the inception of the plan. The Company paid administrative expenses on behalf of the plan of $3, $3, and $5, respectively, for the years ended December 31, 2007, 2006, and 2005.

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

14.  Segment Information

The Company operates in a single reporting segment. The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the financial statements.

The Company derives significant revenue from outside the United States. Revenue by geographic area, based on the customer location, was as follows:

	Year Ended December 31,
	2007	2006	2005

United States	$4,621	$2,592	$1,227
Austria*	308	1,449	644
Germany*	1,395	—	—
France	560	321	119
Rest of Europe	1,710	1,565	1,159
Other	520	52	74
	$9,114	$5,979	$3,223

No other country represented more that 10 percent of total revenue.

* Prior to May 2007, sales to end users in both Germany and Austria were conducted through a distributor in Austria, and were reflected as Austrian sales.   Beginning in May 2007, sales in both Germany and Austria have been conducted predominantly through a distributor in Germany, and are reflected as German sales.

The Company’s revenue by product category was as follows:

	Year Ended December 31,
	2007	2006	2005

Disposables	$4,254	$2,893	$1,529
CoolGard and Thermogard systems	4,393	2,837	1,555
Services	467	249	139
	$9,114	$5,979	$3,223

The Company’s long-lived assets located in its country of domicile and internationally were as follows:

	December 31, 2007	December 31, 2006
United States	$1,564	$881
International	143	115
	$1,707	$996

15.  Related Parties

The Company paid approximately $731, $709 and $84 in legal fees for the years ended December 31, 2007, 2006, and 2005, respectively, to a law firm whose partner is the corporate secretary of the Company. Included in accounts payable and accrued expenses at December 31, 2007 and 2006 is approximately $235 and $189, respectively, due to this law firm.

The Company paid approximately $83 in professional fees for the year ended December 31, 2007, to an executive recruiting firm whose principal is the spouse of a Vice President of the Company. Included in accounts payable and accrued expenses at December 31, 2007 is approximately $1 due to this executive recruiting firm.

In connection with the services rendered in the years ended December 31, 2007, for the procurement of the Company’s directors’ and officers’ insurance policies, the Company paid Woodruff-Sawyer & Co. a commission of $28.   Stephen R. Sawyer is a partial owner of Woodruff-Sawyer & Co. and the brother of Ms. Hutton, one of the Company’s directors. Ms. Hutton has no financial ownership or interest in Woodruff-Sawyer & Co. and did not participate in the selection of Woodruff-Sawyer & Co. as the Company’s insurance broker.  There are no amounts included in accounts payable and accrued expenses at December 31, 2007 due to Woodruff-Sawyer & Co.

The Company paid approximately $113 in legal fees for the year ended December 31, 2007 to a law firm whose partner is a holder of stock options of the Company. Included in accounts payable and accrued expenses at December 31, 2007 is approximately $6 due to this law firm.  In 2007, the Company paid $120 to the partner of this law firm for his participation in the Management Incentive Plan associated with the completion of the merger transaction with Ithaka.  In addition, the Company has a balance of $8 in accrued expenses at December 31, 2007 representing a bonus payment due to the partner of this law firm.

16. Subsequent Events

 The warrant retirement program (Note 9) was completed on January 18, 2008.  A total of 14,301,002 warrants were exercised, which consisted of 14,029,081 warrants tendered for 2,550,742 shares of common stock, and 271,921 warrants exercised for cash proceeds of $0.9 million. After the program there is a remaining balance of 2,239,998 redeemable common stock purchase warrants outstanding.

17.  Quarterly Results of Operations (Unaudited)

The following is a summary of the Company’s unaudited quarterly results of operations for fiscal 2007 and 2006 (in thousands, except share and per share data).

	Fiscal Quarter Ended
Fiscal 2007	December 31	September 30	June 30	March 31

Revenues	$2,709	$1,880	$2,500	$2,025
Gross margin	754	608	331	80
Net loss	(5,665)	(5,252)	(4,959)	(6,359)
Net loss per share, basic and diluted (1)	(0.31)	(0.29)	(0.42)	(0.58)

	Fiscal Quarter Ended
Fiscal 2006	December 31	September 30	June 30	March 31

Revenues	$1,958	$1,772	$1,227	$1,022
Gross margin	324	256	(252)	(516)
Net loss	(4,827)	(4,576)	(4,533)	(3,642)
Net loss per share, basic and diluted (1)	(0.44)	(0.42)	(0.41)	(0.33)

(1) For the periods prior to the close of the June 2007 merger with Ithaka, the net loss per share- basic and diluted is computed using 10,974,100 shares outstanding.   The merger was, for financial reporting purposes, treated as a reverse acquisition.  Because the number of shares outstanding following a reverse acquisition is significantly different from the number of shares outstanding prior to the combination, the weighted average shares outstanding for purposes of presenting net loss per share on a comparative basis has been retroactively restated to the earliest period presented in order to reflect the effect of the recapitalization that occurs in a reverse acquisition.  In effect, the reverse acquisition is similar to a stock split for the accounting acquirer, and retroactively restating the weighted average shares outstanding is consistent with the accounting required by SFAS No. 128, “Earnings Per Share”, for stock splits, stock dividends, and reverse stock splits.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Alsius Corporation and Subsidiaries
Irvine, California

We have audited the accompanying consolidated balance sheet of Alsius Corporation and subsidiaries (the "Company") as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company for the years ended December 31, 2006 and 2005, before the effects of the adjustments to retroactively apply the change in accounting discussed in Note 12 to the consolidated financial statements, were audited by other auditors whose report, dated March 14, 2007, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2007 consolidated financial statements present fairly, in all material respects, the financial position of Alsius Corporation and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited the adjustments to the 2006 and 2005 consolidated financial statements to retroactively apply the change in accounting for net loss per share in 2006 and 2005, as discussed in Note 12 to the consolidated financial statements. Our procedures included (1) comparing the amounts shown in the loss per share disclosures for 2006 and 2005 to the Company's underlying accounting analysis, (2) comparing the previously reported shares outstanding and income statement amounts per the Company's accounting analysis to the previously issued consolidated financial statements, and (3) recalculating the additional shares to give effect to the reverse acquisition and testing the mathematical accuracy of the underlying analysis. In our opinion, such retroactive adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2006 and 2005 consolidated financial statements of the Company other than with respect to the retroactive adjustments, and accordingly, we do not express an opinion or any other form of assurance on the 2006 and 2005 consolidated financial statements taken as a whole.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Alsius Corporation

In our opinion, the consolidated balance sheet as of December 31, 2006 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of two years in the period ended December 31, 2006, before the effects of the adjustments to retrospectively restate net loss per share for all periods as a result of the merger with Ithaka Acquisition Corp. described in Note 12, present fairly, in all material respects, the financial position of Alsius Corporation and its subsidiaries at December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America (the 2006 financial statements before the effects of the adjustments discussed in Note 12 are not presented herein).  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements (not separately presented herein), the Company has suffered recurring losses from operations which raises a substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 2 (not separately presented herein). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively restate net loss per share for all periods as a result of the merger with Ithaka Acquisition Corp. described in Note 12 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.  Those adjustments were audited by other auditors.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Orange County, California
March 14, 2007

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

In connection with the closing of the merger with Ithaka on June 21, 2007, the Registrant made the decision to change its independent registered public accounting firm.  This matter was reported on Form 8-K, Item 4.01, on June 27, 2007 (File No. 000-51362), and is herein incorporated by reference.

Also, in connection with the closing of the merger with Ithaka on June 21, 2007, Alsius Medical made the decision to change its independent registered public accounting firm.  This matter was reported on Post-Effective Amendment #1 to Form S-3 filed on October 26, 2007 (File No. 333-124521), and is herein incorporated by reference.

Item 9A(T).	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report in that the registrant will file its definitive Proxy Statement for the Annual Meeting of Shareholders to be held on July 16, 2008 pursuant to Regulation 14A of the Exchange Act (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

(a)	Executive Officers — The information required by this Item is incorporated herein by reference to the section entitled “Executive Officers” in the Proxy Statement.

(b)	Directors — The information required by this Item is incorporated herein by reference to the section entitled “Election of Directors” in the Proxy Statement.

(c)
Audit Committee and Audit Committee Financial Expert – Certain information required by this Item is incorporated herein by reference to the section entitled “Report of the Audit Committee” in the Proxy Statement.  The board of directors has determined that Mr. Gregory Waller, is an “audit committee financial expert” and “independent” as defined under applicable SEC and Nasdaq rules.

(d)
We adopted our “Code of Ethics,” that applies to all employees, including our executive officers. A copy of the Code of Ethics is posted on our Internet site at www.alsius.com.  In the event that we make any amendment to, or grant any waivers of, a provision of the Code of Ethics that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefor on our Internet site.

(e)
Section 16(a) Beneficial Ownership Reporting Compliance – The information required by this Item is incorporated herein by reference to the section entitled “Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the sections entitled “Executive Compensation” and “Directors’ Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transaction, and Director Independence

The information required by this Item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the section entitled “Ratification of Selection of Independent Auditors – Principal Accounting Fees and Services” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)  Listing of Documents

(1)
Financial Statements. The Company’s Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 2007 and 2006, and for the years ended December 31, 2007, 2006 and 2005, consist of the following:

All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(2)  Exhibits

Exhibit Number

23.1	Consent of Current Independent Registered Public Accounting Firm
23.2	Consent of Predecessor Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______

 (b) Exhibits

See subsection (a) (2) above.

(c) Financial Statement Schedules

See subsections (a) (1) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on March 13, 2008.

ALSIUS CORPORATION

By:	/s/ William J. Worthen
William J. Worthen President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on March 13, 2008 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title
/s/ William J. Worthen	President and Chief Executive Officer
William J. Worthen	(Principal Executive Officer)

/s/ Brett L. Scott	Chief Financial Officer
Brett L. Scott	(Principal Financial and Accounting Officer)

/s/ Paul A. Brooke	Chairman of the Board
Paul A. Brooke

/s/ Eric M. Hecht	Director
Eric M.Hecht

/s/ Wende S. Hutton	Director
Wende S. Hutton

/s/ Jack W. Lasersohn	Director
Jack W. Lasersohn

/s/ Gregory D. Waller	Director
Gregory D. Waller

/s/ Kurt C. Wheeler	Director
Kurt C. Wheeler

EXHIBIT INDEX

Exhibits	Description

23.1	Consent of Current Independent Registered Public Accounting Firm
23.2	Consent of Predecessor Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________