Form 10-Q
period 2008-03-31
Alsius Corp
filed 2008-05-15
CIK 1324205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

As of May 6, 2008, 21,076,134 shares of the registrant’s common stock were outstanding.

ALSIUS CORPORATION

ITEM I.   FINANCIAL INFORMATON
ALSIUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	March 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$18,527	$24,427
Accounts receivable, net of allowances of $18 and $44	1,906	2,162
Inventories	6,419	6,680
Prepaid expenses	538	284
Total current assets	27,390	33,553
Property and equipment, net	1,165	1,034
Evaluation equipment, net	987	673
Other assets	294	342
TOTAL	$29,836	$35,602

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,630	$2,732
Accrued liabilities	2,038	1,916
Current portion of long-term debt	3,200	3,200
Current portion of capital lease obligation	26	25
Total current liabilities	6,894	7,873
Long-term debt –less current portion	2,803	3,569
Capital lease obligation	75	82
Other liabilities	64	66
Total liabilities	9,836	11,590

Commitments and Contingencies (Note 11)

Shareholders’ Equity :
Preferred stock, $0.0001 par value—1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value—75,000,000 shares authorized; 21,076,134 and 18,253,500 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	2	2
Additional paid-in capital	123,722	122,237
Accumulated deficit	(103,724)	(98,227)
Total shareholders’ equity	20,000	24,012
TOTAL	$29,836	$35,602

See accompanying notes.

ALSIUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2008	2007

Revenue	$2,503	$2,025
Cost of revenue	1,911	1,945
Gross margin	592	80

Operating expenses :
Research and development	1,196	869
Sales and marketing	3,242	2,399
General and administrative	1,573	1,085
Total operating expenses	6,011	4,353
Loss from operations	(5,419)	(4,273)

Interest income	135	12
Interest expense	(213)	(1,867)
Other income (expense)	—	(231)
Net loss	$(5,497)	$(6,359)
Net loss per share- basic and diluted	$(0.27)	$(0.58)
Weighted average shares outstanding-basic and diluted	20,424,757	10,974,100

See accompanying notes.

ALSIUS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
 (Unaudited, in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total
Balances as of December 31, 2007	18,253,500	$2	$122,237	$(98,227)	$24,012

Common stock warrant retirement program, net of costs of $432	2,822,634		452		452
Stock-based compensation (SFAS 123R)			1,033		1,033
Net loss				(5,497)	(5,497)
Balances as of March 31, 2008	21,076,134	$2	$123,722	$(103,724)	$20,000

See accompanying notes.

ALSIUS CORPRATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(5,497)	$(6,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	130	100
Stock-based compensation	1,033	124
Loss on disposal of assets	—	2
Increase in fair value of warrant liabilities and embedded derivatives	—	113
Amortization of discounts on long-term debt	34	1,478
Amortization of debt issuance costs	11	34
Provision for estimated warranty costs	20	50
Bad debt expense	2	2
Changes in operating assets and liabilities:
Accounts receivable	254	(198)
Inventories	261	(519)
Prepaid expenses	(254)	(97)
Other assets	35	(134)
Accounts payable	(1,286)	471
Accrued liabilities	(224)	525
Net cash used in operating activities	(5,481)	(4,408)

Cash Flows From Investing Activities:
Cash paid for property and equipment	(114)	(77)
Cash paid for evaluation equipment	(383)	(21)
Net cash used in investing activities	(497)	(98)

Cash Flows From Financing Activities:
Proceeds from warrant retirement program	884	—
Proceeds from issuance of long-term debt, net	—	9,450
Principal payments under long-term debt	(800)	(3,108)
Principal payments under capital lease obligations	(6)	(5)
Net cash provided by financing activities	78	6,337
Net increase (decrease) in cash and cash equivalents	(5,900)	1,831
Cash and cash equivalents—beginning of period	24,427	647
Cash and cash equivalents—end of period	$18,527	$2,478
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$3	$1
Cash paid for interest	$177	$81
Property and equipment acquired included in accounts payable and accrued liabilities	$76	$—
Warrant retirement program costs included in accounts payable and accrued liabilities	$432	$—

See accompanying notes.

ALSIUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

1.	THE COMPANY AND BASIS OF PRESENTATION

On June 21, 2007, Ithaka Corporation, a Delaware corporation (“Ithaka”), completed its acquisition of Alsius Corporation, a California corporation (“Alsius Medical”). Ithaka was a publicly traded blank check company formed in 2005 to acquire a healthcare company.  In the acquisition, Alsius Medical became a wholly owned subsidiary of the Ithaka, and Ithaka concurrently changed its name to Alsius Corporation.  Alsius Corporation is now a publically traded holding company operating through its wholly owned subsidiary Alsius Medical Corporation.  Alsius Corporation and its operating subsidiary are referred to collectively as “Alsius,” “we,” “us,” and the “Company”.  Our common stock trades on NASDAQ under the symbol “ALUS”.  See Note 3 for further details on the Ithaka acquisition.  For accounting purposes, the acquisition was treated as a reverse acquisition with Alsius Medical being the accounting acquirer.  Therefore, the Company’s historical financial statements reflect those of Alsius Medical.

Alsius Medical was incorporated in December 1991, and began its current business plan, intravascular temperature management, in mid-1998. In June 2001, a branch office, Alsius Service Center, in Wateringen, The Netherlands, was established to provide field support for its products in Europe. Alsius Medical develops, manufactures and sells, proprietary catheter-based products to precisely control patient temperature in hospital critical care settings. In August 2003, Alsius Medical received United States Food and Drug Administration (“FDA”) clearance to market its CoolGard ® 3000 Thermal Regulation System (the “CoolGard system”) and Cool Line ® catheter for use in fever control. In addition, in October 2003, Alsius Medical received FDA clearance to market its Icy ™ and Fortius ™ catheters in combination with the CoolGard ® 3000 Thermal Regulation System for use in normothermia in cardiac surgery and hypothermia in neuro surgery.  Alsius Medical began to market and sell its products in the United States during the year ended December 31, 2004.

The Company has incurred significant net losses since inception, and has relied on its ability to obtain financing, which to date has been through the Ithaka acquisition as discussed in Note 3, the sale of redeemable convertible preferred stock and the issuance of long-term debt (Note 5). Management expects operating losses and negative cash flows to continue for the foreseeable future as the Company incurs additional costs and expenses related to continued development of the Company’s products, and obtaining FDA approval for new indications. These factors raise substantial doubt about the Company’s ability to continue as a going concern if the Company does not raise additional funds. The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include adjustments relating to the recoverability of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations, or to secure other sources of financing to fund operations. Management intends to increase sales, and raise working capital through debt or additional equity financing in 2008. However, there can be no assurance the Company will be able to increase sales or that such financing can be successfully completed on terms acceptable to the Company.

Interim Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state the Company’s financial position, results of operations, and cash flows. The results of operations for interim periods are not necessarily indicative of future results that may be expected for a full year.   These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2007.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.  The results of Ithaka are included in the condensed consolidated financial statements since the date of the merger (June 21, 2007).

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions. These affect the reported amounts of assets and liabilities and disclosure of contingent assets or liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management has identified revenue, the allowance for doubtful accounts, inventory valuation, warranty reserve and stock based compensation as areas where significant estimates and assumptions have been made in preparing the financial statements. The Company also evaluates the need for the deferred income tax valuation allowance.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. These instruments approximate fair value because of their short maturity. The carrying value of the long-term debt is considered to approximate fair value due to its short maturity and interest rate that approximates current rates.

Foreign Currency Remeasurement

The functional currency of the Company’s branch located in The Netherlands is the U.S. dollar. Its local currency statements in Euros are translated into U.S. dollars using the current exchange rate for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Revenues and expenses are translated using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are translated using historical exchange rates. All remeasurement gains and losses are included in determining net loss and have not been significant for all periods presented.

Comprehensive Loss

Comprehensive loss encompasses the change in equity from transactions and other events and circumstances from non-owner sources and the Company’s net loss. There was no difference between comprehensive loss and net loss for all periods presented.

Cash Equivalents

The Company considers all highly liquid investments that mature within 90 days from the date of purchase to be cash equivalents. At March 31, 2008, cash equivalents consisted of money market funds of $17,522.  At December 31, 2007, cash equivalents consisted of money market funds of $23,903.

Concentration of Risk

The Company maintains its cash accounts in a commercial bank. At March 31, 2008 and December 31, 2007, cash on deposit totaling $18,327 and $24,225, respectively, was in excess of the federally insured limit of $100.  Management does not believe this concentration subjects it to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

During the three months ended March 31, 2008 and 2007, one customer accounted for 28% and 27%, respectively, of the Company’s net sales.  At March 31, 2008 and December 31, 2007, one customer accounted for 26% and 20%, respectively, of the Company’s total accounts receivable.

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

The changes in the allowance for doubtful accounts is provided below.

	For the Three Months Ended March 31,	For the Year Ended December 31,
	2008	2007
Beginning balance	$44	$13
Provision for bad debt	2	31
Write-offs, net of recoveries	(28)	—
Ending balance	$18	$44

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

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates potential impairment by comparing the carrying amount of the asset with the estimated undiscounted future cash flows associated with the use of the asset and its eventual disposition. Should the review indicate that the asset is not recoverable, the Company’s carrying value of the asset would be reduced to its estimated fair value, which is measured by future discounted cash flows. As of March 31, 2008, there have been no such impairments.

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

Evaluation Equipment

Evaluation equipment consists of CoolGard and Thermogard systems placed at hospitals under the Company’s equipment loan agreements and are depreciated using the straight-line method over their estimated economic life of five years. As of March 31, 2008 and December 31, 2007, the cost of evaluation equipment was $1,480 and $1,109 and accumulated depreciation was $493 and $436, respectively. For the three months ended March 31, 2008 and 2007, $23 and $54, respectively, was recorded as a component of cost of revenue for the amortization of the equipment.

Stock-Based Compensation

The Company accounts for stock-based compensation according to Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments. Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures. The estimate of expected term of options granted was determined by analyzing historical data on employees’ stock option exercises. Prior to the merger with Ithaka in June 2007, the Company was a private entity with no historical data on volatility of its stock.  Therefore, the expected volatility used was based on volatility of similar entities (referred to as “guideline companies”). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience of its stock-based awards that are granted, exercised and cancelled. If its actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what it has recorded in the current period.

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

Stock-based compensation is included in the accompanying condensed consolidated financial statements as follows:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Cost of revenue	$86	$6
Research and development	178	12
Sales and marketing	320	44
General and administrative	449	62
Total	$1,033	$124

The weighted-average fair value per share of the options granted was $2.29 for the three months ended March 31, 2008.   The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions.  There were no stock option grants in the three months ended March 31, 2007.

Three Months Ended March 31, 2008
Dividend Yield	0.00%
Volatility	66%
Weighted-average risk-free interest rate	3.08%
Expected life	6.25 years

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

The Company evaluates whether the separate deliverables in its arrangements can be unbundled. Sales of the CoolGard and Thermogard systems domestically to hospitals include separate deliverables consisting of the product, disposables used with the CoolGard and Thermogard system, installation and training. For these sales, the Company applies the residual value method in accordance with EITF 00-21, Revenue Arrangements with Multiple Deliverables, which requires the allocation of the total arrangement consideration less the fair value of the undelivered elements, which consist of installation and training, to the delivered elements. As of March 31, 2008 and December 31, 2007, there were minimal amounts attributed to the undelivered elements. Installation and training are not included in arrangements with sales to distributors.

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. We do not offer return rights for expired products to our customers. We assess levels of inventory in the distribution channel through regular communications with distributors by international sales and service personnel.  The amount of returns through March 31, 2008 have been minimal. A sales return allowance has not been established as management believes returns will be insignificant.

The Company enters into equipment loan agreements with stated terms of primarily six months with certain customers whereby a CoolGard or Thermogard system is placed at the customer’s site for their evaluation and use. During this time, the customer purchases disposables. There are no stated minimum purchase requirements.  The Company accounts for these arrangements in accordance with SFAS No. 13, Accounting for Leases, and has classified these arrangements as operating leases. The consideration for the rental portion of the arrangement is considered to be contingent and is recorded when earned.  We currently do not charge a rental fee during the evaluation period.  The amount of revenue attributable to the lease element of these arrangements was less than 10% of the Company’s total revenue for all periods presented. The CoolGard or Thermogard system is classified as evaluation equipment and is depreciated over its estimated economic life of five years with depreciation included as a component of cost of revenue.

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

Changes in the Company’s product warranty liability were as follows:

	For the Three Months Ended March 31,	For the Year Ended December 31,
	2008	2007
Beginning balance	$107	$156
Provision for estimated warranty costs	20	79
Warranty expenditures	(23)	(128)
Ending balance	$104	$107

Cost of Revenue

Cost of revenue consists of materials, products purchased from third-parties, manufacturing personnel, freight, depreciation of property and equipment, royalties paid to technology licensors, manufacturing overhead, warranty expenses and inventory reserves. Royalties paid to third parties include two worldwide licenses related to our catheters. One license covers a coating used on our catheters and requires that we pay a royalty of between 2.0% and 3.5% on net revenue generated by all catheters. The other license covers technology used in our Cool Line catheter and requires that we pay a royalty of 2.5% on net revenue generated by the Cool Line catheter.

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

Advertising

Advertising costs are expensed as incurred. Included in sales and marketing expense for the three months ended March 31, 2008 and 2007 was $219 and $175, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, it considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  In the event the Company is unable to determine that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, an adjustment would be made to the valuation allowance which would reduce the provision for income taxes.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for consistently measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at lease annually).  On January 1, 2008, the Company adopted the provisions of SFAS 157, except at it applies to those nonfinancial assets and liabilities for which the effective date has been delayed by one year.

The fair value hierarchy described by the standard is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value and include the following:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2008:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$18,527	—	—	$18,527

The adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.  The book values of cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115. SFAS No. 159 provides reporting entities an option to measure certain financial assets and liabilities and other eligible items at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have an impact on the Company’s consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) requires reporting entities to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under EITF 95-3 to be recorded as a component of purchase accounting.  In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal periods beginning after December 15, 2008 and should be applied prospectively for all business acquisitions entered into after the date of adoption. The Company does not expect the adoption of SFAS No. 141(R) to have an impact on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary by initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact the adoption of SFAS No. 160 will have on its consolidated financial position, results of operations and cash flows.

3.	MERGER WITH ITHAKA

On June 21, 2007, Ithaka’s stockholders approved the merger of Alsius Medical with and into Ithaka’s wholly owned merger subsidiary.  The merger consideration consisted of 8,000,000 shares of Ithaka’s common stock (the “Merger Shares”) in exchange for all of the issued and outstanding equity securities of Alsius Medical. Of the 8,000,000 shares issued in consideration, 4,902,527 shares were issued to preferred stock holders and 3,097,473 shares were issued to holders of the bridge notes. In addition, Alsius Medical’s shareholders also have the right to receive up to 6,000,000 additional shares (the “Milestone Shares”) if the combined company meets certain revenue targets in fiscal years 2007 through 2009.  In 2007, the revenue targets were not met and no Milestone Shares were granted. Additionally, Ithaka agreed to fund bonuses totaling $3,000 to management, employees, two non-employee directors and certain consultants of Alsius Medical.  The $3,000 bonus paid by Ithaka was included as part of the merger consideration. The Company accounted for the amount as a reduction of the net proceeds received from Ithaka in return for the issuance of the stock. This treatment was based on the fact that the amount was specifically negotiated by the parties as merger consideration in the merger agreement.  There was no service requirement in order to earn the bonus.  Due to liquidation preferences in Alsius Medical’s Series A-F redeemable convertible preferred stock and the terms and conditions of the unsecured convertible promissory notes, the allocation of the Merger Shares resulted in the holders of bridge notes and Series F preferred stock receiving their pro rata share, while the holders of the other equity instruments (Series A-E, common stock, and common stock options) did not receive any Merger Shares. The accumulated balance due to the bridge note holders was converted at an agreed price of $5.50 per share. This resulted in the recording of additional paid-in capital of $17,036, the amount due to the holders. The Series F redeemable convertible preferred stock was converted at the market price of $5.66 per share at the date of the merger. In addition, due to the underlying terms and conditions of the Series F redeemable convertible preferred stock warrants at the time of the merger (a qualifying sale), all Series F redeemable convertible preferred stock warrants were cancelled, and all existing Alsius Medical equity instruments were cancelled.

Holders of 972,100 shares of Ithaka’s common stock voted against the merger and elected to convert their shares into a pro rata portion of Ithaka’s trust fund. This redeemable common stock was accounted for as mezzanine equity at the time of the merger as it was uncertain whether such amounts would ultimately be redeemed in cash or remain as outstanding common stock.  The conversion rights required the holder of the stock to deliver its stock certificate to the Company’s transfer agent by August 15, 2007 in order to receive the applicable cash payment. If not executed by August 15, 2007, the stockholder forfeited its right to receive cash payment for the shares.  The Company redeemed $4,078 (720,600 shares) of the redeemable common stock.

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

The merger was accounted for under the purchase method of accounting as a reverse acquisition, with Alsius Medical as the accounting acquirer.  As part of the merger, Ithaka’s common stock of 10,974,100 shares, which consisted of 9,866,392 common shares and 1,107,708 units convertible into common shares, were converted into common stock of Alsius Medical. This resulted in the recording of additional paid-in capital of $73,732. For accounting purposes, the merger has been treated as the equivalent of Alsius Medical issuing stock for the net assets of Ithaka, accompanied by a recapitalization.  The net assets of Ithaka are stated at their fair values, which are considered to approximate historical cost, with no goodwill or other intangible assets recorded.  The accumulated deficit of Alsius Medical is carried forward after the merger and the operations prior to the merger are those of Alsius Medical.  The results of operations of Ithaka are included in the accompanying condensed consolidated financial statements commencing June 22, 2007.

The purchase price allocation is as follows:

Cash and cash equivalents	$50,000
Prepaid expenses	98
Accounts payable	(1,082)
Accrued liabilities	(126)
Redeemable common stock	(4,078)
Management bonuses	(3,000)
Transaction costs	(1,444)
Net assets acquired	$40,368

The Milestone Shares and the additional $2,000 in management bonuses have not been included in the above purchase price allocation.  If the revenue targets are achieved and the Milestone Shares are issued, the fair value of the consideration will be recorded as an additional capital adjustment.

Pro Forma Results of Operations

The accompanying unaudited condensed consolidated results of operations only reflect the operating results of the Company following the date of the merger.  Following are the pro forma unaudited results of operations of the Company for the three months ended March 31, 2007, assuming the merger occurred at the beginning of the period.  Results for the three months ended March 31, 2008 reflect actual operating results.

Three Months Ended March 31, 2007
Revenue	$2,025
Loss from operations	(4,481)
Net loss	(6,260)
Net loss per share- basic and diluted	(0.33)

4.	SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Inventories consist of the following:

	March 31, 2008	December 31, 2007
Raw materials	$3,237	$3,775
Work-in-process	1,942	1,747
Finished goods	1,240	1,158
	$6,419	$6,680

Accrued liabilities consist of the following:

	March 31, 2008	December 31, 2007
Bonus	$159	$480
Inventory	51	23
Vacation	357	320
Warranty	104	107
Interest	49	69
Professional services	676	453
Payroll and related	115	42
Travel	220	8
Commission	64	232
Royalties	28	38
Deferred revenue	96	60
Other	119	84
	$2,038	$1,916

Other income (expense) consists of the following:

	Three Months Ended March 31,
	2008	2007
Foreign currency remeasurement	$—	$(5)
Increase in fair value of loan premium liabilities	—	(110)
Decrease in fair value of warrant liabilities	—	(3)
Prepayment penalty on secured promissory note	—	(113)
	$—	$(231)

5.	LONG-TERM DEBT

The components of long-term debt were as follows:

	March 31, 2008	December 31, 2007
Senior Secured Credit Facility, net of discount of $130 and $164, respectively	$6,003	$6,769

	6,003	6,769
Less: current portion	(3,200)	(3,200)
Long-term portion	$2,803	$3,569

Senior Secured Credit Facility

On February 22, 2007, and amended on May 11, 2007, the Company entered into a senior secured credit facility with Merrill Lynch Capital (recently acquired by GE Capital) consisting of an $10,000 term loan (the “Term Loan”) with an interest rate of one month LIBOR plus 6.50%. The Term Loan is secured by substantially all of the assets of the Company other than intellectual property.  Approximately $3,000 of the total amount borrowed was used to repay in full the Company’s secured promissory note issued in May 2005.  At March 31, 2008, $6,133 of the Term Loan was outstanding. The Term Loan requires interest only payments for the first six months and interest and principal payments for each month thereafter through February 2010.

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

In connection with the close of the merger in June 2007, a measurement date for this warrant was achieved, and the warrant issued to Merrill Lynch Capital became exercisable into 43,716 shares of common stock at an exercise price of $5.49 per share.   As the warrant is now exercisable into common stock, the fair value of the warrant as of the date of the merger of $215 was reclassified from a liability to equity.

        Under the terms of the Term Loan, the Company is restricted from making certain distributions, including cash dividends.  The Company is currently in compliance with such restrictions.

As of March 31, 2008, principal payments for long-term debt are as follows:

Year ending December 31,
2008 (remainder)	$2,400
2009	3,200
2010	533
$6,133

6.	AUTHORIZED CAPITAL STOCK

The Company’s authorized capital consists of 1,000,000 shares of $0.0001 par value preferred stock and 75,000,000 shares of $0.0001 par value common stock.   The designations, voting and other rights and preferences of the preferred stock may be determined from time to time by the Board of Directors.

The number of shares of common stock of the Company that have been reserved for issuance as of March 31, 2008:

StocStock options (Note 7)	3,904,890
Common stock warrants (Notes 5, 7 and 8 )	3,133,714
7,038,604

7.	STOCK OPTIONS

 2006 Plan

In connection with the merger, the Company adopted the 2006 Equity Incentive Plan (the “2006 Plan”).  The 2006 Plan provides for the grant of options to purchase up to a maximum of 3,479,890 shares of the Company’s common stock to employees, officers, consultants and directors.   The number of shares reserved for issuance under the 2006 Plan will be increased on the first day of each fiscal year from 2008 through 2016 to 3% of the fully diluted shares of common stock outstanding on the last day of the immediately preceding fiscal year; provided, however, that the percentage shall be reduced to 2% from and after the time when the Company calls its warrants for redemption (Note 8).  The 2006 Plan includes ISOs and NSOs. For ISOs and NSOs, the exercise price per share shall be no less than 100% of the fair market value per share on the date of grant. The right to exercise ISOs and NSOs vests at a rate in accordance with the individual stock option agreements, which has been immediate to four years for employees, and immediate to three years for non-employees. Options expire within a period of not more than 10 years from the date of grant. ISOs granted to an employee who, at the time the option is granted, owns stock representing more than 10% of the voting power of all classes of stock of the Company, expire within a period of not more than five years from the date of grant. Options expire between thirty days and six months after termination of employment depending on the circumstances.

A summary of option activity under the 2006 Plan is as follows:

	Shares Under Option
	Employee	Non-employee	Total	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	2,727,850	15,000	2,742,850	$5.08	9.51	$ 3,786
Granted	122,800	—	122,800	3.62
Exercised or forfeited	—	—	—	—
Outstanding at March 31, 2008	2,850,650	15,000	2,865,650	5.02	9.28	$9,104
Exercisable at March 31, 2008	83,289	—	83,289	5.10	9.26	$271
Vested and expected to vest as of March 31, 2008	2,594,092	15,000	2,609,092	5.02	9.28	$8,289

The following table summarizes stock options outstanding at March 31, 2008:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

$3.01	3,300	9.93	$3.01	—	$—
3.60	102,600	9.85	3.60	—	—
3.73	16,900	9.76	3.73	150	3.73
4.03	62,300	9.34	4.03	—	—
5.00	3,300	9.34	5.00	—	—
5.10	2,664,450	9.26	5.10	83,139	5.10
6.08	12,800	9.32	6.08	—	—
	2,865,650			83,289

As of March 31, 2008 there was $4,385 of unrecognized compensation expense related to nonvested share-based compensation arrangements granted under share-based compensation plans using the fair value method of SFAS 123(R). As of March 31, 2008, the cost was expected to be recognized over a weighted-average period of 3.0 years, using the graded vested attribution method.

IPO Option

In Ithaka’s initial public offering in August 2005, an option was issued to the underwriter of the initial public offering (the “IPO Option”) to purchase 425,000 units at an exercise price of $7.50 per unit.  A unit consists of one share of common stock and two redeemable common stock purchase warrants.  Ithaka accounted for the fair value of the IPO Option as an expense of its offering resulting in a charge directly to stockholders’ equity.  As of March 31, 2008, the IPO Option is outstanding and exercisable.

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

For accounting purposes, the Company is treated as having assumed Ithaka’s 17,698,200 then outstanding redeemable common stock purchase warrants in the merger in June 2007. Each warrant entitles the registered holder to purchase one share of common stock at a price of $5.00 per share, subject to adjustment as discussed below. The warrants expire on April 17, 2009. The Company may call the warrants for redemption if all of the following conditions are met:

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

IPO Warrants

In Ithaka’s initial public offering in August 2005, 8,500,000 units were sold.  In addition, in September 2005 Ithaka consummated the closing of an additional 349,100 units, which were subject to the underwriters’ over-allotment option.  A unit consisted of one share of common stock and two redeemable common stock purchase warrants (the “IPO Warrants”).  Each IPO Warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 commencing June 21, 2007 and expiring four years from the effective date of the initial public offering. As of March 31, 2008, 2,239,998 IPO Warrants were outstanding.

The IPO Warrants are redeemable, at the Company’s option, with the prior consent of the underwriter of the IPO, at a price of $.01 per IPO Warrant upon 30 days’ notice after the IPO Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. The warrant agreement governing the IPO Warrants, as amended, states that the warrants may expire unexercised or unredeemed and expire worthless if there is no effective registration statement and states that in no event would the Company be obligated to pay cash or other consideration to the holder of warrants or otherwise “net cash settle” any warrant exercise.

Warrant Repurchase Program

On August 9, 2007, the Company's board of directors authorized a warrant repurchase program for the Company to deploy up to $3.0 million to repurchase outstanding warrants from time to time in the open market, through block trades or otherwise, pursuant to applicable securities laws. The Company repurchased 1,157,200 warrants for cash of $0.9 million.  The Company terminated this program in November 2007.

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

 The warrant retirement program was completed on January 18, 2008.  A total of 14,301,002 warrants were exercised, which consisted of 14,029,081 warrants tendered for 2,550,713 shares of common stock, and 271,921 warrants exercised for cash proceeds of $884. After the program, there is a remaining balance of 2,239,998 redeemable common stock purchase warrants outstanding. During the three months ended March 31, 2008, the Company incurred $432 in direct and incremental costs related to the warrant retirement program, and these costs have been recorded as a reduction of additional paid-in capital.

9.	INCOME TAXES

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

The Company has elected to recognize interest and penalties with respect to unrecognized tax benefits in income tax expense. The Company has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months.  The total amount of unrecognized tax benefits and related penalties and interest is not material as of March 31, 2008. The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

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

The Company recently completed an analysis on whether an ownership change had occurred with the consummation of the merger in June 2007 or whether there have been multiple ownership changes since its formation.  There may be additional such ownership changes in the future. If it has experienced an ownership change at any time since its formation, utilization of the NOL carryforwards would be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions, which is determined by first multiplying the value of its stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization.  The Company has determined that it has incurred three ownership changes since its inception, and the June 2007 merger with Ithaka has resulted in approximately $33.2 million of federal NOL carryforwards and $24.0 million of state NOL carryforwards that will expire unutilized as a result of the Section 382 limitations.

10.	NET LOSS PER SHARE

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

At March 31, 2008, potentially dilutive securities that have been excluded from net loss per share computations due to the net loss position are:

StocStock options	3,290,650
Common stock warrants	3,133,714
6,424,364

11.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facility under a noncancelable operating lease which, as amended, expires in December 2008 with an option to extend the lease for an additional three-year term at market rates. Under the lease, the Company is required to pay for insurance, taxes, utilities and building maintenance.

The Company leases its facility under a noncancelable operating lease for the Alsius Service Center in Wateringen, The Netherlands which expires in 2010.  The Company also leases an automobile under an operating lease which expires in 2011.

As of March 31, 2008, future minimum lease payments on the operating leases are as follows:

Year Ending December 31,
2008 (remainder)	$270
2009	45
2010	28
2011	13
$356

Rent expense for the three months ended March 31, 2008 and 2007 was $111 and $100, respectively.

Capital Leases

As of March 31, 2008, capital lease payments are due in monthly installments through October 2011 for a total of $101.  Future minimum payments are $19, $27, $30 and $25 for the years ended December 31, 2008 (remainder), 2009, 2010, and 2011, respectively.

401(k) Plan

The Company has a 401(k) plan that covers substantially all employees. Employer contributions to the plan are at the discretion of the Board of Directors. The Company elected to make no contributions for each year since the inception of the plan. The Company paid administrative expenses on behalf of the plan of $3 for the year ended December 31, 2007.

Indemnifications

The Company and Alsius Medical indemnify their directors, and may indemnify officers and other agents, to the maximum extent permitted under the Delaware General Corporation Law and the California Corporations Code. The indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities in the accompanying balance sheets.

12.	SEGMENT INFORMATION

The Company operates in a single reporting segment. The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the financial statements.

The Company derives significant revenue from outside the United States. Revenue by geographic area, based on the customer location, was as follows:

	Three Months Ended March 31,
	2008	2007
United States	$1,215	$866
Austria*	—	145
Germany*	695	410
France	112	163
Rest of Europe	431	360
Other	50	81
	$2,503	$2,025

No other country represented more that 10 percent of total revenue.

* Prior to May 2007, sales to end users in both Germany and Austria were conducted through a distributor in Austria, and were reflected as Austrian sales.   Beginning in May 2007, sales in both Germany and Austria have been conducted predominantly through a distributor in Germany, and are reflected as German sales.

The Company’s revenue by product category was as follows:

	Three Months Ended March 31,
	2008	2007
Disposables	$1,424	$1,009
CoolGard and Thermogard systems	900	926
Services	179	90
	$2,503	$2,025

The Company’s long-lived assets located in its country of domicile and internationally were as follows:

	As of March 31, 2008	As of December 31, 2007
United States	$1,903	$1,564
International	249	143
	$2,152	$1,707

13.	RELATED PARTIES

The Company paid approximately $126 and $191 in legal fees for the three months ended March 31, 2008 and 2007, respectively, to a law firm whose partner is the corporate secretary of the Company. Included in accounts payable and accrued expenses at March 31, 2008 and at December 31, 2007 is approximately $251 and $235, respectively, due to this law firm.

The Company paid approximately $1 and $10 in professional fees for the three months ended March 31, 2008 and 2007, respectively, to an executive recruiting firm whose principal is the spouse of a Vice President of the Company. Included in accounts payable and accrued expenses at March 31, 2008 and December 31, 2007 is approximately $0 and $1, respectively, due to this executive recruiting firm.

In connection with the services rendered in the three months ended March 31, 2008 and 2007 for the procurement of the Company’s directors’ and officers’ insurance policies, the Company paid Woodruff-Sawyer & Co. a commission of $7 and $0, respectively.   Stephen R. Sawyer is a partial owner of Woodruff-Sawyer & Co. and the brother of Ms. Hutton, one of the Company’s directors. Ms. Hutton has no financial ownership or interest in Woodruff-Sawyer & Co. and did not participate in the selection of Woodruff-Sawyer & Co. as the Company’s insurance broker.  There are no amounts included in accounts payable and accrued expenses at March 31, 2008 and December 31, 2007 due to Woodruff-Sawyer & Co.

The Company paid approximately $9 in legal fees for the three months ended March 31, 2008 to a law firm whose partner is a holder of stock options of the Company. Included in accounts payable and accrued expenses at March 31, 2008 and at December 31, 2007 is approximately $20 and $6, respectively, due to this law firm.  In addition, the Company had a balance of $8 in accrued expenses at December 31, 2007 due to the partner of this law firm.

In January 2008, the Company completed a warrant retirement program whereby the holders of certain warrants could, for the period from December 19, 2007 to January 18, 2008, exercise their warrants on amended terms.  For each 5.5 warrants surrendered, the holder could receive one share of common stock.  In addition, the holder could also exercise one additional warrant by paying a reduced exercise price of $3.25 per share.  Two members of our board of directors participated in the warrant retirement program.  One member tendered 522,500 warrants in exchange for 95,000 shares of common stock and exercised 31,250 warrants by paying a reduced aggregate exercise price of $101,562.50.  The other member tendered 553,750 warrants in exchange for 100,682 shares of common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see the “Risk Factors” section in Item 1A of Part II of this Form 10-Q and in our other SEC filings. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-Q. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Overview

We are a medical device company that develops, manufactures and sells proprietary, innovative products to precisely control patient temperature in hospital critical care settings. Our products consist of our CoolGard and Thermogard temperature regulation systems, which are computer-controlled cooling and warming units, as well as four families of single-use catheters used exclusively with the systems—Cool Line, Icy, Fortius and Quattro. We market our products to acute care hospitals and critical care physicians through a direct sales force in the United States and independent distributors in international markets. Our revenue consists primarily of sales of the CoolGard system, single-use catheters and single use start-up kits which connect the catheter to the system. In the first quarter of 2007, we introduced our new Thermogard system, a computer controlled cooling and warming unit used with our catheters that is similar to the CoolGard, but which contains additional features for use in surgical applications.   In June 2007, we introduced our “Hospital Monitoring Interface Accessory” (HMIA).  The HMIA enables the caregiver to display the patient’s temperature on both the Alsius system and the patient monitor.  The HMIA is compatible with the majority of patient monitoring systems.

We began selling our products in the United States in April 2004 and, as of March 31, 2008, had established a U.S. installed base of over 241 systems in 123 hospitals, of which 205 had been sold and 36 were under evaluation. We began building a current network of independent distributors in Europe in February 2004, and as of March 31, 2008, had established a European installed base of over 342 systems in over 178 hospitals, of which 315 had been sold and 27 were under evaluation. In other parts of the world as of March 31, 2008, we had an installed base of 34 systems, of which 31 had been sold and 3 were under evaluation.  We generated revenues of $2.5 million in the three months ended March 31, 2008, which represents revenue growth of 25% from the three months ended March 31, 2007. We had a net loss of $5.5 million in the three months ended March 31, 2008. International sales accounted for 51% of our revenue in the three months ended March 31, 2008. We expect U.S. sales to represent a greater percentage of our revenue as we continue to increase direct sales efforts in the United States.

 We have FDA clearance to market our products in the United States for fever control in certain neuro-intensive care patients and temperature management in cardiac and neuro surgery patients, and are exploring ways to obtain clearance for cardiac arrest in the United States. We have broader clearance to market our products in Europe, Canada, China and Australia, including clearance for cardiac arrest, and are in the process of obtaining clearances to sell our products in Japan and other Asian countries. We only market our products for treatments in the specific cleared indications; however this does not prevent physicians from using our products for non-cleared, or off-label, uses. As of March 31, 2008, we employed 13 direct sales people, a director of sales, a vice president of worldwide sales and marketing, three regional sales managers, a corporate accounts manager, a government-military accounts manager, five clinical application specialists and a director of clinical education in the United States and over 31 independent international distributors covering over 39 countries. We intend to continue to expand the size of our direct U.S. sales force and clinical application specialists, as well as increase our network of distributors in Europe and other countries.

We continue to face challenges in the U.S., Europe and the rest of the world, particularly due to competition, a long sales cycle, and the fact that we are not FDA-approved to market in the United States for cardiac arrest and certain other indications for which our products may be used.  We believe awareness of the importance of patient temperature regulation is growing and that more critical care givers are implementing aggressive temperature management protocols, and looking for products to use in this effort.  This increased awareness, however, has also increased our competition with companies that market more traditional and newer surface heating and cooling devices, which are less invasive and often less expensive that our catheter-based approach.  We continue to believe that our products offer the most effective approach to temperature regulation, and offer superior benefits to patients and caregivers over competing surface products, and that our sales will grow as this awareness increases.  However, the increase in competition has lengthened our sales cycle and made sales in the near term difficult to predict.

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

There are no material changes from the critical accounting policies and estimates previously disclosed in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2007, which sets forth the most recent Critical Accounting Policies and Estimates presentation in our filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Results of Operations

Three Months Ended March 31, 2008 and 2007

Revenue. Revenue was $2.5 million for the quarter ended March 31, 2008, an increase of $0.5 million or 25%, from $2.0 million for the quarter ended March 31, 2007. The increase was attributable to an approximate 8% increase in average selling prices for systems and an increase in the number of disposable units sold. During the quarter ended March 31, 2008, we sold 2,449 catheters and 2,130 start-up kits, an increase of 41% and 22%, respectively, from the 1,735 catheters and 1,740 start-up kits sold during the quarter ended March 31, 2007.  Sales of our CoolGard and Thermogard systems decreased from 49 during the quarter ended March 31, 2007 to 44 during the quarter ended March 31, 2008.  Sales of our CoolGard and Thermogard systems accounted for 36% and 46% of revenue and sales of catheters and start-up kits accounted for 57% and 50% of our revenue for the quarters ended March 31, 2008 and 2007, respectively.  Sales in the United States accounted for 49% of our revenue for the quarter ended March 31, 2008, compared to 43% for the quarter ended March 31, 2007. We expect that U.S. sales will increase as a percentage of future revenue.

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

Cost of revenue was $1.9 million for the quarter ended March 31, 2008, a decrease of $0.03 million or 2%, from $1.9 million for the quarter ended March 31, 2007. As a percentage of revenue, cost of revenue decreased from 96% of sales for the quarter ended March 31, 2007, to 76% of sales for the quarter ended March 31, 2008. The percentage decrease was primarily due to the realization of cost reduction programs and higher average selling prices as a result of an increase in sales to domestic U.S. customers, to whom we sell directly, versus international sales which are made through distributors. Stock based compensation increased in the quarter ended March 31, 2008 by $0.08 million as compared to the quarter ended March 31, 2007  due to the grant of stock options under our 2006 Equity Incentive Plan.

Research and development expense. Research and development expense consists of costs related to our regulatory and product development activities. Research and development expense has been, and we anticipate in the future will be, highest when it is actively engaged in human clinical trials to support new regulatory clearances. Research and development expense was $1.2 million for the quarter ended March 31, 2008, an increase of $0.3 million, or 38%, from $0.9 million for the quarter ended March 31, 2007. This increase is primarily attributable to increased stock based compensation of $0.2 million associated with our 2006 Equity Incentive Plan and other compensation related costs of $0.1 million associated with increased headcount. We expect research and development expenses to decline as a percentage of revenue due to a larger revenue base.

Sales and marketing expense. Sales and marketing expense consists of costs related to our direct sales force personnel, clinical application specialists, travel, trade shows, advertising, entertainment, and marketing materials provided to our international distributors. Sales and marketing expense was $3.2 million for the quarter ended March 31, 2008, an increase of $0.8 million, or 35%, from $2.4 million for the quarter ended March 31, 2007. This increase was primarily attributable to the growth of our direct sales force and marketing activities to support our worldwide market expansion, resulting in increased compensation and commission costs of $0.2 million, increased travel, trade show and meeting expenses of $0.2 million and increased advertising and promotion expenses of $0.1 million. Stock based compensation increased by $0.3 million associated with our 2006 Equity Incentive Plan.  We expect that expenses associated with sales and marketing activities will increase as we incur additional costs to support our worldwide market expansion.

General and administrative expense. General and administrative expense consists of costs related to personnel, legal, accounting and other general operating expenses. General and administrative expense was $1.6 million for the quarter ended March 31, 2008, an increase of $0.5 million or 45%, from $1.1 million for the quarter ended March 31, 2007. The increase was primarily attributable to increased stock based compensation of $0.4 million associated with our 2006 Equity Incentive Plan and increased compensation related expenses of $0.1 million associated with increased headcount. We expect that general and administrative expense will increase in absolute dollar amounts as we incur additional costs related to operating as a public company, such as legal and accounting fees, and higher costs for officers’ and directors’ insurance, investor relations programs and director and professional fees, including costs associated with our efforts to be in compliance with Section 404 of the Sarbanes Oxley compliance efforts.

Interest income. Interest income was $0.1 million for the quarter ended March 31, 2008, an increase of $0.1 million, or 1,025%, from $0.01 million for the quarter ended March 31, 2007. This increase was due to the investing the cash and cash equivalents we obtained in the merger.

Interest expense. Interest expense was $0.2 million for the quarter ended March 31, 2008, a decrease of $1.7 million, or 89%, from $1.9 million for the quarter ended March 31, 2007. Interest expense in the three months ended March 31, 2008 resulted from our borrowings from Merrill Lynch Capital.  In the three months ended March 31, 2007, we incurred $0.2 million of interest on these borrowings, and $1.6 million related to the bridge notes, all of which were repaid in the merger with Ithaka in June 2007.   We expect interest expense to decline in future periods due to the lower level of borrowings as compared to prior periods.

Other income (expense). Other income (expense) was flat for the quarter ended March 31, 2008 as compared to $0.2 million of other expense for the quarter ended March 31, 2007. This increase was primarily due to the decrease in the fair value adjustments of the warrant liabilities and embedded derivatives associated with the May 2005 secured promissory note and the 2006 bridge notes as these items were either repaid or converted in the merger transaction in June 2007.

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

In May 2007, we and Merrill Lynch Capital amended our promissory note to provide for an additional $2.0 million of borrowing for an aggregate total of $10.0 million. The second tranche of $2.0 million was funded on May 11, 2007 with interest at the same rate as the original note and it was repaid upon the close of the Ithaka merger in June 2007. In connection with the second tranche, we did not issue any additional warrants but we did incur a fee of $0.2 million, which was paid out of proceeds.  In June 2007, we borrowed $1.5 million in an unsecured promissory note from a financing company, Cheyne Capital, a shareholder of Ithaka.  The interest rate on this note was 15% and we incurred a fee of 7.5% which was paid out of proceeds.  We repaid this unsecured promissory note in July 2007.  We consummated our merger with Ithaka in June 2007, and in that transaction we acquired approximately $40.0 million of net cash and cash equivalents (see Note 3 of the accompanying Notes to Condensed Consolidated Financial Statements).

We have incurred significant net losses since inception and have relied on our ability to obtain financing.  As of March 31, 2008, we had $18.5 million in cash and cash equivalents to finance operations.  We expect operating losses and negative cash flows to continue for the foreseeable future as we incur additional costs and expenses related to expanding sales and marketing, continuing product development, and obtaining FDA and foreign regulatory approvals for new indications. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to establish profitable operations, and to secure other sources of financing to fund operations. Before we can achieve cash flow positive operations through increased sales, it will be necessary to raise working capital through debt or additional equity financing in 2008 or early 2009. However, there can be no assurance that such financing can be successfully completed on terms acceptable to us.

Three Months Ended March 31, 2008 and 2007

As of March 31, 2008, we had cash and cash equivalents of $18.5 million, working capital of $20.5 million and an accumulated deficit of $103.7 million.

Cash flows used in operating activities. Net cash used in operations was $5.5 million for the three months ended March 31, 2008 and $4.4 million for the three months ended March 31, 2007. The net cash used in each of these periods primarily reflects the net loss for those periods, offset by non-cash charges such as depreciation and amortization, stock-based compensation, amortization of debt discounts and the change in fair value of warrant liabilities associated with the May 2005 and February 2007 secured promissory notes and Merrill Lynch Capital Term Loan and the change in the fair value of the warrant liabilities and embedded derivatives associated with our 2006 bridge notes.  Non-cash charges for depreciation and amortization, stock-based compensation, amortization of debt discounts and the change in fair value of warrant liabilities and embedded derivatives totaled $1.2 million and $1.9 million for the three months ended March 31, 2008 and 2007, respectively, representing a $0.7 million decrease. This increase was primarily comprised of a $0.9 million increase in stock-based compensation offset by a decrease of $1.5 million of amortization of discounts on promissory notes since we converted or repaid our debt instruments in June 2007.

For the three months ended March 31, 2008, operating assets and liabilities aggregated to a net decrease of cash of $1.2 million, representing an increased level of all operating assets and liabilities, primarily related to decreased accounts payable of $1.3 million as cash levels increased following our merger in June 2007.

Cash flows used in investing activities. Net cash used by investing activities was $0.5 million for the three months ended March 31, 2008 and $0.1 million for the three months ended March 31, 2007 and consisted of capital expenditures. The increase is primarily attributable to the January 2008 release of our Thermogard XP system and the subsequent placement of these systems into our evaluation equipment pool.  We expect our capital expenditures to increase in future periods to support the growth of our infrastructure. We anticipate that our current operating facility will be appropriate to support our manufacturing demands for the foreseeable future.

Cash flows from financing activities. Cash flows from financing activities were $0.1 million for the three months ended March 31, 2008 and $6.3 million for the three months ended March 31, 2007. Cash flows from financing activities in 2008 reflects $0.9 million in proceeds from our warrant exchange program offset by $0.8 million in repayment of the borrowings from Merrill Lynch.

Cash flows from financing activities in the three months ended March 31, 2007 were $6.3 million and represents $9.5 million in proceeds from the 2006 bridge notes, offset by $3.1 million in principal payments.

Uses of Capital Resources

We expect to use our capital to fund sales and marketing, manufacturing, research and development, and for general corporate purposes. We expect to increase the number of employees including the size of our U.S. sales force and clinical application specialists and increase our sales and marketing efforts internationally. From time-to-time we may acquire businesses, technology or products that complement our business, which may require substantial outlays of capital resources. No acquisitions are currently pending. As a result of the June 2007 merger with Ithaka, we have and will continue to incur additional costs related to operating as a public company, such as legal and accounting fees, and higher costs for officers’ and directors’ insurance, investor relations programs and director and professional fees and other costs associated with public reporting requirements and compliance. Our use of capital resources depends upon a number of factors, including future expenses to expand and support our sales and marketing efforts, the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products, costs relating to changes in regulatory policies or laws that affect our operations, costs of filing, prosecuting, defending and enforcing our intellectual property rights, and possible acquisitions and joint ventures.

Duke University previously prepared a submission to obtain a National Institutes of Health (NIH) grant to fund a cardiac arrest clinical trial. However, we do not believe NIH funding is imminent and we plan to continue to meet with the FDA in 2008 to discuss other options and will plan accordingly after that meeting.  As of March 31, 2008, no amounts have been paid by us.

The following table summarizes information about our material contractual obligations as of March 31, 2008:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating leases	$356	$282	$74	$—	$—
Long-term debt	$6,133	$3,200	$2,933	$—	$—
Capital leases	$101	$26	$75	$—	$—

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

Long-term debt.  The senior secured credit facility with Merrill Lynch Capital, entered into in February 2007 and amended in May 2007,  consists of a $10.0 million term loan with an interest rate of one month LIBOR plus 6.50%, and the outstanding balance at March 31, 2008 is $6.1 million.   The term loan requires interest only payments for the first six months and interest and principal payments for each month thereafter through February 2010.  Based on the current interest rate at March 31, 2008, we estimate that our interest payments for the remainder of 2008 will be $433 and over the subsequent three years will be $136.

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

Uncertain Tax Liabilities. At March 31, 2008, we had uncertain tax positions which ultimately could result in a tax payment.  As the amount of the ultimate tax payment is contingent on the tax authorities’ assessment, it is not practical to present annual payment information.  We believe these amounts are less than $10 at March 31, 2008.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in material off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for consistently measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at lease annually).  On January 1, 2008, the Company adopted the provisions of SFAS 157, except at it applies to those nonfinancial assets and liabilities for which the effective date has been delayed by one year.

The fair value hierarchy described by the standard is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value and include the following:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2008:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$18,527	—	—	$18,527

    The adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.  The book values of cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115. SFAS No. 159 provides reporting entities an option to measure certain financial assets and liabilities and other eligible items at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have an impact on the Company’s consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) requires reporting entities to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under EITF 95-3 to be recorded as a component of purchase accounting.  In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal periods beginning after December 15, 2008 and should be applied prospectively for all business acquisitions entered into after the date of adoption. The Company does not expect the adoption of SFAS No. 141(R) to have an impact on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary by initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact the adoption of SFAS No. 160 will have on its consolidated financial position, results of operations and cash flows.

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

We invest our excess cash primarily in a money market fund which invests in U.S. Treasury securities. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk-sensitive instruments, positions or transactions to any material extent. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Due to the short-term nature of these investments, a 1% change in market interest rates would not have a significant impact on the total value of our portfolio as of March 31, 2008.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

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

Other than as set forth below, there are no material changes from the risk factors previously disclosed in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2007, which sets forth the most recent Risk Factors presented in our filings under the Securities Exchange Act of 1934.  The risk factors contained in this report reflect only changes from or additions to the risk factors stated in the 10-K for the year ended December 31, 2007.  The updated information set forth below must be read in conjunction with those in the Form 10-K for the year ended December 31, 2007.  You must not construe the following statements as an exhaustive list of risks.

Risks Related to Our Business

We have not yet been able to finance our operations with the cash generated from our business. We will need additional financing to continue our growth, which may not be available or may be available only on unfavorable terms.

We have not yet generated sufficient cash from operations to finance our business. Our financial statements have been prepared assuming that we would continue as a going concern. Operations to date have been financed principally through the private placement of equity securities, debt securities convertible to equity, and the cash we acquired in the merger with Ithaka. We have not reported an operating profit for any year since our inception.  From our inception through March 31, 2008, we had an accumulated deficit of $103.7 million, and at March 31, 2008 had cash and cash equivalents of $18.5 million to finance operations. We expect to incur net losses for the foreseeable future. These losses may be substantial and we may never achieve or maintain profitability. These factors raise substantial doubt about our ability to continue as a going concern.

Our cash and cash equivalents on hand, and our projected cash flows, are not sufficient to take us to cash flow positive based on our business plan.  We will need to finance our growth through additional debt or equity financing no later than the second quarter of 2009. The current market for debt and equity financing is challenging and the additional financing that we require may not be available at all or, if available, may be on terms unfavorable to us and our stockholders, and may substantially dilute current ownership interests.

Our failure to maintain Nasdaq listing requirements could cause our common stock to be delisted.

If our common stock closes below $1.00 for thirty consecutive trading days, we could be subject to Nasdaq delisting procedures if such noncompliance is not rectified within 180 calendar days, which would require our stock price to be $1.00 or more for at least 10 consecutive trading days.  In the event we do not re-establish compliance within such 180 day period, we may be granted an additional 180 calendar days to re-establish compliance provided we at least satisfy the initial listing criteria of the Nasdaq Capital Market other than the minimum bid price requirement as of the expiration of the initial 180-day period.

          The loss of our Nasdaq listing would likely reduce trading activity in our common stock and make it more difficult for stockholders to sell their shares, and the threat of such a result could have a negative or dampening effect on our trading activity until such matter is resolved. Any decreased trading activity and added difficulty in trading our stock could have a negative impact on our stock price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. 1350 and Securities Exchange Act Rule 13a-14(b).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, who have signed this report on behalf of the Company as the principal executive officer, principal financial officer and principal accounting officer.

Alsius Corporation

Date: May 15, 2008	/s/ William J. Worthen
William J. Worthen
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2008	/s/ Brett L. Scott
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