Form 10-Q
period 2008-06-30
Alsius Corp
filed 2008-08-08
CIK 1324205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 31, 2008, 21,076,134 shares of the registrant’s common stock were outstanding.

ALSIUS CORPORATION

ITEM I.   FINANCIAL INFORMATION

ALSIUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	June 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$13,296	$24,427
Accounts receivable, net of allowances of $36 and $44	2,277	2,162
Inventories	5,885	6,680
Prepaid expenses	287	284
Total current assets	21,745	33,553
Property and equipment, net	1,171	1,034
Evaluation equipment, net	1,062	673
Other assets	280	342
TOTAL	$24,258	$35,602

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$956	$2,732
Accrued liabilities	1,723	1,916
Current portion of long-term debt	3,215	3,200
Current portion of capital lease obligations	26	25
Total current liabilities	5,920	7,873
Long-term debt –less current portion	2,065	3,569
Capital lease obligations	69	82
Other liabilities	62	66
Total liabilities	8,116	11,590

Commitments and Contingencies (Note 11)

Shareholders’ Equity :
Preferred stock, $0.0001 par value—1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value—75,000,000 shares authorized; 21,076,134 and 18,253,500 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	2	2
Additional paid-in capital	124,598	122,237
Accumulated deficit	(108,458)	(98,227)
Total shareholders’ equity	16,142	24,012
TOTAL	$24,258	$35,602

See accompanying notes.

ALSIUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenue	$3,022	$2,500	$5,525	$4,525
Cost of revenue	2,065	2,169	3,976	4,114
Gross margin	957	331	1,549	411

Operating expenses:
Research and development	983	723	2,179	1,592
Sales and marketing	3,307	2,634	6,549	5,033
General and administrative	1,283	636	2,856	1,721
Total operating expenses	5,573	3,993	11,584	8,346
Loss from operations	(4,616)	(3,662)	(10,035)	(7,935)
Interest income	52	41	187	53
Interest expense	(170)	(1,488)	(383)	(3,355)
Other income (expense)	—	150	—	(81)
Net loss	$(4,734)	$(4,959)	$(10,231)	$(11,318)
Net loss per share- basic and diluted	$(0.22)	$(0.42)	$(0.49)	$(0.99)
Weighted average shares outstanding-basic and diluted	21,076,134	11,853,122	20,750,445	11,416,089

See accompanying notes.

ALSIUS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
 (Unaudited, in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total
Balances as of December 31, 2007	18,253,500	$2	$122,237	$(98,227)	$24,012

Common stock warrant retirement program, net of costs of $437	2,822,634		447		447
Stock-based compensation (SFAS 123R)			1,914		1,914
Net loss				(10,231)	(10,231)
Balances as of June 30, 2008	21,076,134	$2	$124,598	$(108,458)	$16,142

See accompanying notes.

ALSIUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(10,231)	$(11,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	291	205
Stock-based compensation	1,914	229
Loss on disposal of assets	—	2
Increase in fair value of warrant liabilities and embedded derivatives	—	(38)
Amortization of discounts on long-term debt	63	2,501
Amortization of debt issuance costs	21	50
Provision for estimated warranty costs	43	21
Bad debt expense	20	6
Changes in operating assets and liabilities:
Accounts receivable	(135)	(701)
Inventories	795	(1,217)
Prepaid expenses	(7)	59
Other assets	41	(22)
Accounts payable	(1,793)	(691)
Accrued liabilities	(240)	435
Net cash used in operating activities	(9,218)	(10,479)

Cash Flows From Investing Activities:
Net cash received in the Ithaka merger	—	45,556
Cash paid for property and equipment	(261)	(69)
Cash paid for evaluation equipment	(535)	(181)
Net cash (used in) provided by investing activities	(796)	45,306

Cash Flows From Financing Activities:
Proceeds from warrant retirement program, net of costs of $437	447	—
Proceeds from issuance of long-term debt, net	51	13,030
Principal payments under long-term debt	(1,603)	(5,455)
Principal payments under capital lease obligations	(12)	(10)
Net cash (used in) provided by financing activities	(1,117)	7,565
Net increase (decrease) in cash and cash equivalents	(11,131)	42,392
Cash and cash equivalents—beginning of period	24,427	647
Cash and cash equivalents—end of period	$13,296	$43,039
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$4	$1
Cash paid for interest	$323	$339
Property and equipment acquired included in accounts payable and accrued liabilities	$17	$41
Bridge notes and accrued interest converted to common stock	$—	$17,036
Equipment acquired under capital leases	$—	$14

See accompanying notes.

ALSIUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

1.	THE COMPANY AND BASIS OF PRESENTATION

On June 21, 2007, Ithaka Acquisition Corp., a Delaware corporation (“Ithaka”), completed its acquisition of Alsius Corporation, a California corporation (“Alsius Medical”). Ithaka was a publicly traded blank check company formed in 2005 to acquire a healthcare company.  In the acquisition, Alsius Medical became a wholly-owned subsidiary of Ithaka, and Ithaka concurrently changed its name to Alsius Corporation.  Alsius Corporation is now a publicly traded holding company operating through its wholly-owned subsidiary Alsius Medical Corporation.  Alsius Corporation and its operating subsidiary are referred to collectively as “Alsius,” “we,” “us,” and the “Company”.  Our common stock trades on NASDAQ under the symbol “ALUS”.  See Note 3 for further details on the Ithaka acquisition.  For accounting purposes, the acquisition was treated as a reverse acquisition with Alsius Medical being the accounting acquirer.  Therefore, the Company’s historical financial statements reflect those of Alsius Medical.

Alsius Medical was incorporated in December 1991, and began its current business, intravascular temperature management, in mid-1998. In June 2001, a branch office, Alsius Service Center, in Wateringen, The Netherlands, was established to provide field support for products in Europe. Alsius Medical develops, manufactures and sells, proprietary catheter-based products to precisely control patient temperature in hospital critical care settings. In August 2003, Alsius Medical received United States Food and Drug Administration (“FDA”) clearance to market its CoolGard® 3000 Thermal Regulation System (the “CoolGard system”) and Cool Line® catheter for use in fever control. In addition, in October 2003, Alsius Medical received FDA clearance to market its Icy™ and Fortius™ catheters in combination with the CoolGard® 3000 Thermal Regulation System for use in normothermia in cardiac surgery and hypothermia in neuro surgery.  Alsius Medical began to market and sell its products in the United States during the year ended December 31, 2004.

The Company has incurred significant net losses since inception, and has relied on its ability to obtain financing, which to date has been through the Ithaka acquisition (Note 3), the sale of stock and the issuance of long-term debt (Note 5). Management expects operating losses and negative cash flows to continue for the foreseeable future as the Company incurs additional costs and expenses related to continued development of the Company’s products, and obtaining FDA approval for new indications. These factors raise substantial doubt about the Company’s ability to continue as a going concern if the Company does not raise additional funds. The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include adjustments relating to the recoverability of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations, or to secure other sources of financing to fund operations. Management intends to increase sales, and raise working capital through debt or additional equity financing in 2008 or early 2009. However, there can be no assurance the Company will be able to increase sales or that such financing can be successfully completed on terms acceptable to the Company.

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

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions. These affect the reported amounts of assets and liabilities and disclosure of contingent assets or liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management has identified revenue, the allowance for doubtful accounts, inventory valuation, warranty reserve and stock based compensation as areas where significant estimates and assumptions have been made in preparing the financial statements. The Company also evaluates the need for the deferred income tax valuation allowance.

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

Cash Equivalents

The Company considers all highly liquid investments that mature within 90 days from the date of purchase to be cash equivalents. At June 30, 2008, cash equivalents consisted of money market funds of $12,705.  At December 31, 2007, cash equivalents consisted of money market funds of $23,903.

Concentration of Risk

The Company maintains its cash accounts in a commercial bank. At June 30, 2008 and December 31, 2007, cash on deposit totaling $13,127 and $24,225, respectively, was in excess of the federally insured limit of $100.  Management does not believe this concentration subjects it to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

During the three months ended June 30, 2008 and 2007, one customer accounted for 17% and 18%, respectively, of the Company’s net sales.  During the six months ended June 30, 2008 and 2007, one customer accounted for 18% and 23%, respectively, of the Company’s net sales.    At June 30, 2008 and December 31, 2007, one customer accounted for 23% and 20%, respectively, of the Company’s total accounts receivable.

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

The changes in the allowance for doubtful accounts is provided below.

	For the Six Months Ended June 30,	For the Year Ended December 31,
	2008	2007
Beginning balance	$44	$13
Provision for bad debt	20	31
Write-offs, net of recoveries	(28)	—
Ending balance	$36	$44

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

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates potential impairment by comparing the carrying amount of the asset with the estimated undiscounted future cash flows associated with the use of the asset and its eventual disposition. Should the review indicate that the asset is not recoverable, the Company’s carrying value of the asset would be reduced to its estimated fair value, which is measured by future discounted cash flows. As of June 30, 2008, there have been no such impairments.

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

Leasehold improvements are amortized over the life of the remaining lease term. Expenditures for major renewals and betterments are capitalized, while minor replacements, maintenance and repairs, which do not extend the life of the asset, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in operations.

Evaluation Equipment

Evaluation equipment consists of CoolGard and Thermogard systems placed at hospitals under the Company’s equipment loan agreements and are depreciated using the straight-line method over their estimated economic life of five years. As of June 30, 2008 and December 31, 2007, the cost of evaluation equipment was $1,608 and $1,109 and accumulated depreciation was $546 and $436, respectively. For the three and six months ended June 30, 2008 and 2007, $77, $56, $146 and $110, respectively, was recorded as a component of cost of revenue for the amortization of the equipment.

Stock-Based Compensation

The Company accounts for stock-based compensation according to Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures. The estimate of expected term of options granted was determined by analyzing historical data on employees’ stock option exercises. Prior to the merger with Ithaka in June 2007, the Company was a private entity with no historical data on volatility of its stock.  Therefore, the expected volatility used was based on volatility of similar entities (referred to as “guideline companies”). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience of its stock-based awards that are granted, exercised and cancelled. If its actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what it has recorded in the current period.

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

Stock-based compensation is included in the accompanying condensed consolidated financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of revenue	$69	$4	$155	$10
Research and development	150	12	328	24
Sales and marketing	306	40	626	84
General and administrative	356	49	805	111
Total	$881	$105	$1,914	$229

The weighted-average fair value per share of the options granted was $1.05 and $1.50, respectively, for the three and six months ended June 30, 2008.   The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions.  There were no stock option grants in the three or six months ended June 30, 2007.

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Dividend Yield	0.00%	0.00%
Volatility	66%	66%
Weighted-average risk-free interest rate	2.79%	2.90%
Expected life	6.25 years	6.25 years

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services (“EITF 96-18”). Under EITF 96-18, stock option awards issued to non-employees are accounted for at fair value using the Black-Scholes option pricing model. Management believes the fair value of the stock options is more reliably measurable than the fair value of services received. The fair value of each non-employee stock award is remeasured each period until a commitment date is reached, which is the vesting date, using the attribution method in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. For non-employee awards, deferred stock-based compensation is not reflected in shareholders’ deficit until a commitment date is reached.

Revenue Recognition

The Company sells its products domestically to customers through its direct sales force and internationally through distributors. Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the customer or services have been rendered; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured. Price protection, stock rotation rights and sales incentive programs are not offered to customers.

The Company evaluates whether the separate deliverables in its arrangements can be unbundled. Sales of the CoolGard and Thermogard systems domestically to hospitals include separate deliverables consisting of the product, disposables used with the CoolGard and Thermogard system, installation and training. For these sales, the Company applies the residual value method in accordance with EITF 00-21, Revenue Arrangements with Multiple Deliverables, which requires the allocation of the total arrangement consideration less the fair value of the undelivered elements, which consist of installation and training, to the delivered elements. As of June 30, 2008 and December 31, 2007, there were minimal amounts attributed to the undelivered elements. Installation and training are not included in arrangements with sales to distributors.

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. We do not offer return rights for expired products to our customers. We assess levels of inventory in the distribution channel through regular communications with distributors by international sales and service personnel.  The amount of returns through June 30, 2008 have been minimal. A sales return allowance has not been established as management believes returns will be insignificant.

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

The Company offers extended warranty contracts, which are separately sold to non-distributor customers. Revenue is recorded on a straight-line basis over the period of the contract, which is generally one year. The amount of deferred revenue has historically been minimal.

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

Changes in the Company’s product warranty liability were as follows:

	For the Six Months Ended June 30,	For the Year Ended December 31,
	2008	2007
Beginning balance	$107	$156
Provision for estimated warranty costs	43	79
Warranty expenditures	(41)	(128)
Ending balance	$109	$107

Cost of Revenue

 Cost of revenue consists of materials, products purchased from third parties, manufacturing personnel, freight, depreciation of property and equipment, royalties paid to technology licensors, manufacturing overhead, warranty expenses and inventory reserves. Royalties paid to third parties include two worldwide licenses related to our catheters. One license covers a coating used on our catheters and requires that we pay a royalty of between 2.0% and 3.5% on net revenue generated by all catheters. The other license covers technology used in our Cool Line catheter and requires that we pay a royalty of 2.5% on net revenue generated by the Cool Line catheter.

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

Advertising

Advertising costs are expensed as incurred. Included in sales and marketing expense for the three and six months ended June 30, 2008 and 2007 was $69, $198, $288, and $364, respectively.

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

Net Loss Per Share

The Ithaka merger, as discussed in Note 3, for financial reporting purposes was treated as a reverse acquisition.  Because the number of shares outstanding following a reverse acquisition is significantly different from the number of shares outstanding prior to the combination, the weighted average shares outstanding for purposes of presenting net loss per share on a comparative basis has been retroactively restated to the earliest period presented in order to reflect the effect of the recapitalization that occurs in a reverse acquisition.  In effect, the reverse acquisition is similar to a stock split for the accounting acquirer, and retroactively restating the weighted average shares outstanding is consistent with the accounting required by SFAS No. 128, Earnings Per Share, for stock splits, stock dividends, and reverse stock splits.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for consistently measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  On January 1, 2008, the Company adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and liabilities for which the effective date has been delayed by one year.

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2008:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$13,296	—	—	$13,296

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact, if any, SFAS No. 161 will have on its consolidated financial position, results of operations or cash flows.

In March 2007, the FASB ratified Emerging Issues Task Force Issue 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, (“EITF Issue 06-11” ). Beginning January 1, 2008, the Company adopted EITF Issue 06-11. In accordance with the EITF Issue, the Company records a credit to additional paid-in capital for tax deductions resulting from a dividend payment on non-vested share awards the Company expects to vest. The adoption of EITF Issue 06-11 did not have any impact on the Company’s consolidated financial statement during the quarter ended June 30, 2008.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. This Statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have a material impact on its consolidated financial statements.

In June 2008, the FASB issued Financial Accounting Standards Board Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). The FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in accordance with SFAS 128, Earnings per Share. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, the Company is required to retrospectively adjust its earnings per share data to conform with the provisions in this FSP. Early application of this FSP is prohibited. The Company is currently evaluating the impact this FSP will have on its consolidated financial statements.

3.	MERGER WITH ITHAKA

On June 21, 2007, Ithaka’s stockholders approved the merger of Alsius Medical with and into Ithaka’s wholly-owned merger subsidiary.  The merger consideration consisted of 8,000,000 shares of Ithaka’s common stock (the “Merger Shares”) in exchange for all of the issued and outstanding equity securities of Alsius Medical.  Of the 8,000,000 Merger Shares issued, 4,902,527 shares were issued to Alsius Medical preferred shareholders and 3,097,473 shares were issued to holders of Alsius Medical bridge notes. In addition, Alsius Medical’s shareholders also were given the right to receive up to 6,000,000 additional shares (the “Milestone Shares”) if the combined company meets certain revenue targets in fiscal years 2007 through 2009 (with 500,000 Milestone Shares allocated to 2007 revenues, 1,500,000 to 2008 revenues and 3,000,000 to 2009 revenues).  In 2007, the revenue targets were not met and no Milestone Shares were granted. Additionally, Ithaka agreed to fund bonuses totaling $3,000 to management, employees, two non-employee directors and certain consultants of Alsius Medical.  The $3,000 bonus paid by Ithaka was included as part of the merger consideration. The Company accounted for the amount as a reduction of the net proceeds received from Ithaka in return for the issuance of the stock. This treatment was based on the fact that the amount was specifically negotiated by the parties as merger consideration in the merger agreement.  There was no service requirement in order to earn the bonus.  Due to liquidation preferences in Alsius Medical’s Series A-F redeemable convertible preferred stock and the terms and conditions of the unsecured convertible promissory notes, the allocation of the Merger Shares resulted in the holders of bridge notes and Series F preferred stock receiving their pro rata share, while the holders of the other equity instruments (Series A-E, common stock, and common stock options) did not receive any Merger Shares. The accumulated balance due to the bridge note holders was converted at an agreed price of $5.50 per share. This resulted in the recording of additional paid-in capital of $17,036, the amount due to the holders. The Series F redeemable convertible preferred stock was converted at the market price of $5.66 per share at the date of the merger. In addition, due to the underlying terms and conditions of the Series F redeemable convertible preferred stock warrants at the time of the merger (a qualifying sale), all Series F redeemable convertible preferred stock warrants were cancelled, and all existing Alsius Medical equity instruments were cancelled.

Holders of 972,100 shares of Ithaka’s common stock voted against the merger and elected to convert their shares into a pro rata portion of Ithaka’s trust fund. This redeemable common stock was accounted for as mezzanine equity at the time of the merger as it was uncertain whether such amounts would ultimately be redeemed in cash or remain as outstanding common stock.  The conversion rights required the holder of the stock to deliver its stock certificate to the Company’s transfer agent by August 15, 2007 in order to receive the applicable cash payment. If not delivered by August 15, 2007, the stockholder forfeited its right to receive cash payment for the shares.  The Company redeemed $4,078 (720,600 shares) of the redeemable common stock.

 Additionally, as discussed above, as part of consideration paid at the close of the merger, Ithaka agreed to fund bonus payments to the management, employees, two non-employee directors and certain consultants of Alsius Medical totaling $3,000.  The merger agreement entitles these individuals to receive an additional amount of up to $2,000 upon the achievement of revenue targets in fiscal years 2007 through 2009 (which are the same revenue targets associated with the issuance of additional Milestone Shares to former Alsius Medical shareholders).  The revenue targets for 2007 were not achieved and no portion of the bonus was paid for 2007.  The $3,000 has been accounted for as part of the purchase price.  Future payments will be expensed as earned.

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

Pro Forma Results of Operations

The accompanying unaudited condensed consolidated results of operations only reflect the operating results of the Company following the date of the merger.  Following are the pro forma unaudited results of operations of the Company for the three and six months ended June 30, 2007 assuming the merger occurred at the beginning of the period.  Results for the three and six months ended June 30, 2008 reflect actual operating results.

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Revenue	$2,500	$4,525
Loss from operations	(4,119)	(8,600)
Net loss	(5,501)	(11,237)
Net loss per share- basic and diluted	(0.27)	(0.59)

4.	SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Inventories consist of the following:

	June 30, 2008	December 31, 2007
Raw materials	$3,561	$3,775
Work-in-process	1,150	1,747
Finished goods	1,174	1,158
	$5,885	$6,680

Accrued liabilities consist of the following:

	June 30, 2008	December 31, 2007
Bonus	$361	$480
Inventory	96	23
Vacation	384	320
Warranty	109	107
Interest	40	69
Professional services	203	453
Payroll and related	56	42
Travel	156	8
Commission	117	232
Royalties	—	38
Deferred revenue	103	60
Other	98	84
	$1,723	$1,916

Other income (expense) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Foreign currency remeasurement	$—	$—	$—	$(5)
Increase in fair value of loan premium liabilities	—	(365)	—	(474)
Decrease in fair value of warrant liabilities	—	515	—	512
Prepayment penalty on secured promissory note	—	—	—	(113)
Other	—	—	—	(1)
	$—	$150	$—	$(81)

5.	LONG-TERM DEBT

The components of long-term debt were as follows:

	June 30, 2008	December 31, 2007
Senior Secured Credit Facility, net of discount of $101 and $164, respectively	$5,232	$6,769
Equipment financing	48	—
	5,280	6,769
Less: current portion	(3,215)	(3,200)
Long-term portion	$2,065	$3,569

Senior Secured Credit Facility

On February 22, 2007, and amended on May 11, 2007, the Company entered into a senior secured credit facility with Merrill Lynch Capital (subsequently acquired by GE Capital) consisting of an $10,000 term loan (the “Term Loan”) with an interest rate of one month LIBOR plus 6.50%. The Term Loan is secured by substantially all of the assets of the Company other than intellectual property.  Approximately $3,000 of the total amount borrowed was used to repay in full a prior secured loan the Company received in May 2005.  At June 30, 2008, $5,333 of the Term Loan was outstanding. The Term Loan requires interest only payments for the first six months and interest and principal payments for each month thereafter through February 2010.

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

Equipment Financing

In April 2008, the Company entered into an equipment financing agreement with a finance company for $51.  The agreement requires monthly payments over 36 months.

As of June 30, 2008, principal payments for long-term debt are as follows:

Year ending December 31,
2008 (remainder)	$1,608
2009	3,216
2010	551
2009	6
$5,381

6.	AUTHORIZED CAPITAL STOCK

The Company’s authorized capital consists of 1,000,000 shares of $0.0001 par value preferred stock and 75,000,000 shares of $0.0001 par value common stock.   The designations, voting and other rights and preferences of the preferred stock may be determined from time to time by the Board of Directors.

The number of shares of common stock of the Company that have been reserved for issuance as of June 30, 2008:

StocStock options (Note 7)	3,904,890
Common stock warrants (Notes 5, 7 and 8 )	3,133,714
7,038,604

7.	STOCK OPTIONS

  2006 Plan

In connection with the Ithaka merger, the Company adopted the 2006 Equity Incentive Plan (the “2006 Plan”).  The 2006 Plan currently provides for the grant of options to purchase up to a maximum of 3,479,890 shares of the Company’s common stock to employees, officers, consultants and directors.   The number of shares reserved for issuance under the 2006 Plan will be increased on the first day of each fiscal year from 2008 through 2016 to 3% of the fully diluted shares of common stock outstanding on the last day of the immediately preceding fiscal year; provided, however, that the percentage shall be reduced to 2% from and after the time when the Company calls its warrants for redemption (Note 8).  As a result, on January 1, 2008 the number of shares reserved for issuance was increased from 2,850,000 to 3,479,890.  During the six months ended June 30, 2008, the Company issued 340,400 options in accordance with the terms of the 2006 Plan. The 2006 Plan includes ISOs and NSOs. For ISOs and NSOs, the exercise price per share shall be no less than 100% of the fair market value per share on the date of grant. The right to exercise ISOs and NSOs vests at a rate in accordance with the individual stock option agreements, which has been immediate to four years for employees, and immediate to three years for non-employees. Options expire within a period of not more than 10 years from the date of grant. ISOs granted to an employee who, at the time the option is granted, owns stock representing more than 10% of the voting power of all classes of stock of the Company, expire within a period of not more than five years from the date of grant. Options expire between thirty days and six months after termination of employment depending on the circumstances.

A summary of option activity under the 2006 Plan is as follows:

	Shares Under Option
	Employee	Non-employee	Total	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	2,727,850	15,000	2,742,850	$5.08	9.51	$ 3,786
Granted	340,400	—	340,400	2.38
Forfeited	(79,250)	—	(79,250)	4.86
Outstanding at June 30, 2008	2,989,000	15,000	3,004,000	4.78	9.09	$10,751
Exercisable at June 30, 2008	111,722	—	111,722	5.10	9.01	$435
Vested and expected to vest as of June 30, 2008 (1)	2,594,092	15,000	2,609,092	4.75	9.01	$9,789

(1) Does not include the impact of 2,049,417 options which were exchanged for 1,024,709 restricted stock units pursuant to the Company’s tender offer, which commenced June 17, 2008 and expired on July 25, 2008.

The following table summarizes stock options outstanding at June 30, 2008:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

$0.92	6,500	9.93	$0.92	—	$—
1.10	39,900	9.84	1.10	—	—
1.84	171,200	9.76	1.84	—	—
3.01	3,300	9.68	3.01	—	—
3.60	102,600	9.60	3.60	—	—
3.73	16,900	9.52	3.73	375	3.73
4.03	41,700	9.09	4.03	—	—
5.00	3,300	9.09	5.00	—	—
5.10	2,609,100	9.01	5.10	111,347	5.10
6.08	9,500	9.07	6.08	—	—
	3,004,000			111,722

As of June 30, 2008 there was $3.7 million of unrecognized compensation expense related to nonvested share-based compensation arrangements granted under share-based compensation plans using the fair value method of SFAS 123(R). As of June 30, 2008, the cost was expected to be recognized over a weighted-average period of 2.8 years, using the graded vested attribution method.

 Tender Offer to Exchange 2006 Plan Options for Restricted Stock Units

           In June 2008, the Company conducted a tender offer whereby holders of the then outstanding 2,904,450 options under the 2006 Plan were offered the opportunity to exchange options for a number of restricted stock units (“RSUs”) equal to one-half of the number of options.  An RSU provides a right to receive common shares if the holder remains in service to the Company as the RSU vests.  The purpose of the Offer was (i) to counteract the loss of share value, which caused all outstanding options to have exercise prices in excess of the fair market value of Company common shares and (ii) to incentivize management to continue to strive to increase Company value for the benefit of stockholders.  Participation in the offer was voluntary and open to eligible employees and consultants of the Company at the time of the offer and remain employed through the expiration date of the offer.  Non-employee members of the Company’s board of directors were not eligible to participate.  The offer expired on July 25, 2008.  As a result of the offer, 2,049,417 options were exchanged for 1,024,709 RSUs.  The RSUs are subject to vesting in three annual installments with continued service to the Company, but are subject to certain accelerated vesting if the holder leaves in the middle of a vesting year other than for cause, and in certain circumstances upon an acquisition or similar change in control of the Company.  Because the tender offer closed after June 30, 2008, the accounting impact of the offer will be reflected in the Company's financial statements beginning with the quarter ending September 30, 2008.  See Note 14 for results of the offer.

IPO Option

In Ithaka’s initial public offering in August 2005, an option was issued to the underwriter of the initial public offering (the “IPO Option”) to purchase 425,000 units at an exercise price of $7.50 per unit.  A unit consists of one share of common stock and two redeemable common stock purchase warrants.  Ithaka accounted for the fair value of the IPO Option as an expense of its offering resulting in a charge directly to stockholders’ equity.  As of June 30, 2008, the IPO Option is outstanding and exercisable.

The IPO Option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the Option (the difference between the exercise prices of the Option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash. The unit purchase option agreement governing the IPO Option, as amended, states that the option may expire unexercised or unredeemed and expire worthless if there is no effective registration statement and states that in no event would Ithaka be obligated to pay cash or otherwise “net cash settle” the Option or the Warrants underlying the Option. On December 19, 2007, the Registrant filed a registration statement on Form S-3 to register the shares that may be issued upon exercise of warrants, and the registration statement is currently effective to allow the exercise of the warrants.

8.	COMMON STOCK WARRANTS

For accounting purposes, the Company was treated as having assumed Ithaka’s 17,698,200 then outstanding redeemable common stock purchase warrants in the merger in June 2007. Each warrant entitles the registered holder to purchase one share of common stock at a price of $5.00 per share, subject to adjustment as discussed below. The warrants expire on April 17, 2009. The Company may call the warrants for redemption if all of the following conditions are met:

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

The warrants can be exercised on a cashless basis in connection with any redemption.  The warrant holders do not have the rights or privileges of holders of common stock and any voting rights until they exercise their warrants and receive shares of common stock. After the issuance of shares of common stock upon exercise of the warrants, each holder will be entitled to one vote for each share held of record on all matters to be voted on by stockholders.  No warrants will be exercisable and the Company will not be obligated to issue shares of common stock unless, at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants.  The Company filed a registration statement on Form S-3 to register the shares that may be issued upon exercise of warrants and the registration statement is currently effective to allow the exercise of the warrants.

IPO Warrants

In Ithaka’s initial public offering in August 2005, 8,500,000 units were sold.  In addition, in September 2005 Ithaka consummated the closing of an additional 349,100 units, which were subject to the underwriters’ over-allotment option.  A unit consisted of one share of common stock and two redeemable common stock purchase warrants (the “IPO Warrants”).  Each IPO Warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 commencing June 21, 2007 and expiring four years from the effective date of the initial public offering. As of June 30, 2008, 2,239,998 IPO Warrants were outstanding.

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

The warrant retirement program was completed on January 18, 2008.  A total of 14,301,002 warrants were retired, which consisted of 14,029,081 warrants tendered for 2,550,713 shares of common stock, and 271,921 warrants exercised for cash proceeds of $884. After the program, there is a remaining balance of 2,239,998 redeemable common stock purchase warrants outstanding. The Company incurred $437 in direct and incremental costs related to the warrant retirement program, and these costs have been recorded as a reduction of additional paid-in capital.

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

The Company has elected to recognize interest and penalties with respect to unrecognized tax benefits in income tax expense. The Company has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months.  The total amount of unrecognized tax benefits and related penalties and interest is not material as of June 30, 2008. The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

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

The Company recently completed an analysis of whether an ownership change had occurred with the consummation of the Ithaka merger in June 2007 and whether there have been other relevant ownership changes since the Company's formation.  There may be additional such ownership changes in the future. If the Company has experienced certain ownership changes at any time since its formation, utilization of the NOL carryforwards would be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions, which is determined by first multiplying the value of its stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization.  The Company has determined that it has incurred three relevant ownership changes since its inception, and the June 2007 merger with Ithaka has resulted in approximately $33.2 million of federal NOL carryforwards and $24.0 million of state NOL carryforwards that will expire unutilized as a result of the Section 382 limitations.

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

At June 30, 2008, potentially dilutive securities that have been excluded from net loss per share computations due to the net loss position are:

StocStock options	3,429,000
Common stock warrants	3,133,714
6,560,714

The option figure above does not reflect the exchange of 2,049,417 options for 1,024,709 RSUs following the close of the Company's tender offer on July 25, 2008.

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

As of June 30, 2008, future minimum lease payments on the operating leases are as follows:

Year Ending December 31,
2008 (remainder)	$180
2009	45
2010	28
2011	13
$266

Rent expense for the three and six months ended June 30, 2008 and 2007 was $107, $101, $213 and $200, respectively.

Capital Leases

As of June 30, 2008, capital lease payments are due in monthly installments through October 2011 for a total of $95.  Future minimum payments are $13, $27, $30 and $25 for the years ended December 31, 2008 (remainder), 2009, 2010, and 2011, respectively.

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

The Company derives significant revenue from outside the United States. Revenue by geographic area, based on the customer location, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
United States	$1,552	$971	$2,768	$1,837
Austria*	—	107	—	252
Germany*	558	413	1,254	823
France	96	243	207	406
Rest of Europe	600	644	1,030	1,005
Other	216	122	266	202
	$3,022	$2,500	$5,525	$4,525

No other country represented more that 10 percent of total revenue.

* Prior to May 2007, sales to end users in both Germany and Austria were conducted through a distributor in Austria, and were reflected as Austrian sales.   Beginning in May 2007, sales in both Germany and Austria have been conducted predominantly through a distributor in Germany, and are reflected as German sales.

The Company’s revenue by product category was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Disposables	$1,461	$1,257	$2,885	$2,267
CoolGard and Thermogard systems	1,361	1,118	2,261	2,043
Services	200	125	379	215
	$3,022	$2,500	$5,525	$4,525

The Company’s long-lived assets located in its country of domicile and internationally were as follows:

	As of June 30, 2008	As of December 31, 2007
United States	$1,999	$1,564
International	234	143
	$2,233	$1,707

13.	RELATED PARTIES

The Company paid approximately $380 and $539 in legal fees for the six months ended June 30, 2008 and 2007, respectively, to a law firm whose partner is the corporate secretary of the Company. Included in accounts payable and accrued expenses at June 30, 2008 and at December 31, 2007 is approximately $109 and $235, respectively, due to this law firm.

The Company paid approximately $1 and $10 in professional fees for the six months ended June 30, 2008 and 2007, respectively, to an executive recruiting firm whose principal is the spouse of a Vice President of the Company. Included in accounts payable and accrued expenses at June 30, 2008 and December 31, 2007 is approximately $0 and $1, respectively, due to this executive recruiting firm.

In connection with the services rendered in the six months ended June 30, 2008 and 2007 for the procurement of the Company’s directors’ and officers’ insurance policies, the Company paid Woodruff-Sawyer & Co. a commission of $9 and $2, respectively.   Stephen R. Sawyer is a partial owner of Woodruff-Sawyer & Co. and the brother of Ms. Hutton, one of the Company’s directors. Ms. Hutton has no financial ownership or interest in Woodruff-Sawyer & Co. and did not participate in the selection of Woodruff-Sawyer & Co. as the Company’s insurance broker.  There are no amounts included in accounts payable and accrued expenses at June 30, 2008 and December 31, 2007 due to Woodruff-Sawyer & Co.

The Company paid approximately $54 and $25 in legal fees for the six months ended June 30, 2008 and 2007, respectively, to a law firm whose partner is a holder of stock options of the Company. Included in accounts payable and accrued expenses at June 30, 2008 and at December 31, 2007 is approximately $5 and $6, respectively, due to this law firm.  In addition, the Company had a balance of $8 in accrued expenses at December 31, 2007 due to the partner of this law firm.

In January 2008, the Company completed a warrant retirement program whereby the holders of certain warrants could, for the period from December 19, 2007 to January 18, 2008, exercise their warrants on amended terms.  For each 5.5 warrants surrendered, the holder could receive one share of common stock.  In addition, the holder could also exercise one additional warrant by paying a reduced exercise price of $3.25 per share.  Two members of the Company’s board of directors participated in the warrant retirement program.  One member tendered 522,500 warrants in exchange for 95,000 shares of common stock and exercised 31,250 warrants by paying a reduced aggregate exercise price of $102.  The other member tendered 553,750 warrants in exchange for 100,682 shares of common stock.

14.	SUBSEQUENT EVENT

At 5:00 p.m. Pacific Daylight Time on July 25, 2008, the Company’s tender offer to exchange certain outstanding common stock options for RSUs expired (Note 7).  Holders of common stock options tendered 2,049,417 options and the Company accepted those options in exchange for 1,024,709 RSUs.  The RSUs will vest in three equal annual installments, subject to acceleration in certain circumstances.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, which provides certain "safe harbor" provisions for forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see the “Risk Factors” section in Item 1A of Part II of this Form 10-Q and in our other SEC filings. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-Q. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Overview

We are a medical device company that develops, manufactures and sells proprietary, innovative products to precisely control patient temperature in hospital critical care settings. Our products consist of our CoolGard and Thermogard temperature regulation systems, which are computer-controlled cooling and warming units, as well as four families of single-use catheters used exclusively with the systems—Cool Line, Icy, Fortius and Quattro. We market our products to acute care hospitals and critical care physicians through a direct sales force in the United States and independent distributors in international markets. Our revenue consists primarily of sales of the CoolGard system, single-use catheters and single use start-up kits which connect the catheter to the system. In the first quarter of 2007, we introduced our new Thermogard system, a computer controlled cooling and warming unit used with our catheters that is similar to the CoolGard, but which contains additional features for use in surgical applications.   In June 2007, we introduced our “Hospital Monitoring Interface Accessory” (HMIA).  The HMIA enables the caregiver to display the patient’s temperature on both the Alsius system and the patient monitor.  The HMIA is compatible with the majority of patient monitoring systems.  In the first quarter of 2008, we introduced the Thermogard XP system, which is similar to the Thermogard, but with additional power and features.

We began selling our products in the United States in April 2004 and, as of June 30, 2008, had established a U.S. installed base of over 272 systems in 138 hospitals, of which 232 had been sold and 40 were under evaluation. Our U.S. installed base includes 10 systems that we sold in the second quarter of 2008 to a third party who intends to rent them to hospitals.  We began building a current network of independent distributors in Europe in February 2004, and as of June 30, 2008, had established a European installed base of over 367 systems in over 197 hospitals, of which 338 had been sold and 29 were under evaluation. In other parts of the world as of June 30, 2008, we had an installed base of 42 systems, of which 39 had been sold and 3 were under evaluation.  We generated revenues of $5.5 million in the six months ended June 30, 2008, which represents revenue growth of 22% from the six months ended June 30, 2007. We had a net loss of $10.2 million in the six months ended June 30, 2008. International sales accounted for 50% of our revenue in the six months ended June 30, 2008. We expect U.S. sales to represent a greater percentage of our revenue as we continue to increase direct sales efforts in the United States.

 We have FDA clearance to market our products in the United States for fever control in certain neuro-intensive care patients and temperature management in cardiac and neuro surgery patients, and are exploring ways to obtain clearance for cardiac arrest in the United States. We have broader clearance to market our products in Europe, Canada, China and Australia, including clearance for cardiac arrest, and are in the process of obtaining clearances to sell our products in Japan and other Asian countries. We only market our products for treatments in the specific cleared indications; however, this does not prevent physicians from using our products for non-cleared, or off-label, uses. As of June 30, 2008, we employed 15 direct sales people, a director of sales, a vice president of worldwide sales and marketing, two regional sales managers, a corporate accounts manager, a government-military accounts manager, six clinical application specialists and a director of clinical education in the United States and over 31 independent international distributors covering over 39 countries. We intend to continue to expand the size of our direct U.S. sales force and clinical application specialists, as well as increase our network of distributors in Europe and other countries.

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

Results of Operations

 Six Months Ended June 30, 2008 and 2007

Revenue. Revenue was $5.5 million for the six months ended June 30, 2008, an increase of $1.0 million or 22%, from $4.5 million for the six months ended June 30, 2007. The increase was attributable to an approximate 18% increase in average selling prices for systems and an approximate 12% increase for disposable units. During the six months ended June 30, 2008, we sold 4,639 catheters and 4,497 start-up kits, an increase of 10% and 24%, respectively, from the 4,224 catheters and 3,637 start-up kits sold during the six months ended June 30, 2007.  Sales of our CoolGard and Thermogard systems decreased from 109 during the six months ended June 30, 2007 to 102 during the six months ended June 30, 2008.  Sales of our CoolGard and Thermogard systems accounted for 41% and 45% of revenue and sales of catheters and start-up kits accounted for 50% and 50% of our revenue for the six months ended June 30, 2008 and 2007, respectively.  Sales in the United States accounted for 50% of our revenue for the six months ended June 30, 2008, compared to 41% for the six months ended June 30, 2007. We expect that U.S. sales will increase as a percentage of future revenue.

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

Cost of revenue was $4.0 million for the six months ended June 30, 2008, a decrease of $0.1 million or 2%, from $4.1 million for the six months ended June 30, 2007. As a percentage of revenue, cost of revenue decreased from 91% of sales for the six months ended June 30, 2007, to 72% of sales for the six months ended June 30, 2008. The percentage decrease was primarily due to the realization of cost reduction programs and higher average selling prices as a result of an increase in sales to domestic U.S. customers, to whom we sell directly, versus international sales which are made through distributors. Stock based compensation increased in the six months ended June 30, 2008 by $0.1 million as compared to the six months ended June 30, 2007  due to the grant of stock options under our 2006 Equity Incentive Plan.

Research and development expense. Research and development expense consists of costs related to our regulatory and product development activities. Research and development expense has been, and we anticipate in the future will be, highest when it is actively engaged in human clinical trials to support new regulatory clearances. Research and development expense was $2.2 million for the six months ended June 30, 2008, an increase of $0.6 million, or 37%, from $1.6 million for the six months ended June 30, 2007. This increase is primarily attributable to increased stock based compensation of $0.3 million associated with our 2006 Equity Incentive Plan , other compensation related costs of $0.2 million associated with increased headcount, and $0.1 million associated with material cost to test a new catheter. We expect research and development expenses to decline as a percentage of revenue due to a larger revenue base.

Sales and marketing expense. Sales and marketing expense consists of costs related to our direct sales force personnel, clinical application specialists, travel, trade shows, advertising, entertainment, and marketing materials provided to our international distributors. Sales and marketing expense was $6.5 million for the six months ended June 30, 2008, an increase of $1.5 million, or 30%, from $5.0 million for the six months ended June 30, 2007. This increase was primarily attributable to the growth of our direct sales force and marketing activities to support our worldwide market expansion, resulting in increased compensation and commission costs of $0.5 million, increased travel, trade show and meeting expenses of $0.2 million, increased advertising and promotion expenses of $0.1 million, and increased outside service costs related to installation and training of $0.1 million. Stock based compensation increased by $0.5 million associated with our 2006 Equity Incentive Plan.  We expect that expenses associated with sales and marketing activities will increase as we incur additional costs to support our worldwide market expansion.

General and administrative expense. General and administrative expense consists of costs related to personnel, legal, accounting and other general operating expenses. General and administrative expense was $2.9 million for the six months ended June 30, 2008, an increase of $1.2 million or 70%, from $1.7 million for the six months ended June 30, 2007. The increase was primarily attributable to increased stock based compensation of $0.7 million associated with our 2006 Equity Incentive Plan, increased compensation related expenses of $0.2 million associated with increased headcount, and increased public company expenses of $0.3 million. We expect that general and administrative expense will increase in absolute dollar amounts as we incur additional costs related to operating as a public company, such as legal and accounting fees, and higher costs for officers’ and directors’ insurance, investor relations programs and director and professional fees, including costs associated with compliance with Section 404 of the Sarbanes-Oxley Act.

Interest income. Interest income was $0.2 million for the six months ended June 30, 2008, an increase of $0.15 million, or 253%, from $0.05 million for the six months ended June 30, 2007. This increase was due to the investing of the cash and cash equivalents we obtained in the Ithaka merger in June 2007.

Interest expense. Interest expense was $0.4 million for the six months ended June 30, 2008, a decrease of $3.0 million, or 88%, from $3.4 million for the six months ended June 30, 2007. Interest expense in the six months ended June 30, 2008 resulted from our borrowings from Merrill Lynch Capital (now GE Capital).  In the six months ended June 30, 2007, we incurred $0.6 million of interest on these borrowings, $0.2 million related to borrowings from other finance companies, and $2.6 million related to the bridge notes, all of which were repaid in the Ithaka merger in June 2007.

Other income (expense). Other income (expense) was zero for the six months ended June 30, 2008 as compared to $0.1 million of other expense for the six months ended June 30, 2007. This was primarily due to the decrease in the fair value adjustments of the warrant liabilities and embedded derivatives associated with the May 2005 secured promissory note and the 2006 bridge notes as these items were either repaid or converted in the Ithaka merger in June 2007.

Three Months Ended June 30, 2008 and 2007

Revenue. Revenue was $3.0 million for the quarter ended June 30, 2008, an increase of $0.5 million or 20%, from $2.5 million for the quarter ended June 30, 2007. The increase was attributable to an approximate 26% increase in average selling prices for systems and an approximate 19% increase for disposable units. During the quarter ended June 30, 2008, we sold 2,190 catheters, a decrease of 12% from the 2,489 catheters sold during the quarter ended June 30, 2007.  During the quarter ended June 30, 2008, we sold 2,367 start-up kits, an increase of 25% from the 1,897 start-up kits sold during the quarter ended June 30, 2007.  Sales of our CoolGard and Thermogard systems decreased from 60 during the quarter ended June 30, 2007 to 58 during the quarter ended June 30, 2008.  The number of systems sold during the three months ended June 30, 2008 included 10 systems sold to a third party who intends to rent them to hospitals.  We believe this rental program may provide a means to increase the installed base of systems and generate recurring disposable revenue.  Sales of our CoolGard and Thermogard systems accounted for 45% and 45% of revenue and sales of catheters and start-up kits accounted for 48% and 50% of our revenue for the quarters ended June 30, 2008 and 2007, respectively.  Sales in the United States accounted for 51% of our revenue for the quarter ended June 30, 2008, compared to 39% for the quarter ended June 30, 2007. We expect that U.S. sales will increase as a percentage of future revenue.

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

Cost of revenue was $2.1 million for the quarter ended June 30, 2008, a decrease of $0.1 million or 5%, from $2.2 million for the quarter ended June 30, 2007. As a percentage of revenue, cost of revenue decreased from 87% of sales for the quarter ended June 30, 2007, to 68% of sales for the quarter ended June 30, 2008. The percentage decrease was primarily due to the realization of cost reduction programs and higher average selling prices as a result of an increase in sales to domestic U.S. customers, to whom we sell directly, versus international sales which are made through distributors. Stock based compensation increased in the quarter ended June 30, 2008 by $0.06 million as compared to the quarter ended June 30, 2007  due to the grant of stock options under our 2006 Equity Incentive Plan.

Research and development expense. Research and development expense consists of costs related to our regulatory and product development activities. Research and development expense has been, and we anticipate in the future will be, highest when we are actively engaged in human clinical trials to support new regulatory clearances. Research and development expense was $1.0 million for the quarter ended June 30, 2008, an increase of $0.3 million, or 43%, from $0.7 million for the quarter ended June 30, 2007. This increase is primarily attributable to increased stock based compensation of $0.15 million associated with our 2006 Equity Incentive Plan and other compensation related costs of $0.15 million associated with increased headcount. We expect research and development expenses to decline as a percentage of revenue due to a larger revenue base.

Sales and marketing expense. Sales and marketing expense consists of costs related to our direct sales force personnel, clinical application specialists, travel, trade shows, advertising, entertainment, and marketing materials provided to our international distributors. Sales and marketing expense was $3.3 million for the quarter ended June 30, 2008, an increase of $0.7 million, or 27%, from $2.6 million for the quarter ended June 30, 2007. This increase was primarily attributable to the growth of our direct sales force and marketing activities to support our worldwide market expansion, resulting in increased compensation and commission costs of $0.2 million, increased outside service costs related to installation and training of $0.1 million, and increased promotion, tradeshow and public relations expense of $0.1 million. Stock based compensation increased by $0.3 million associated with our 2006 Equity Incentive Plan.  We expect that expenses associated with sales and marketing activities will increase as we incur additional costs to support our worldwide market expansion.

General and administrative expense. General and administrative expense consists of costs related to personnel, legal, accounting and other general operating expenses. General and administrative expense was $1.3 million for the quarter ended June 30, 2008, an increase of $0.7 million or 117%, from $0.6 million for the quarter ended June 30, 2007. The increase was primarily attributable to increased stock based compensation of $0.3 million associated with our 2006 Equity Incentive Plan, increased compensation related expenses of $0.1 million associated with increased headcount, increased public company expenses of $0.2 million, and increased legal costs of $0.1 million associated with our June 2008 tender offer to exchange common stock optionsfor restricted stock units.  We expect that general and administrative expense will increase in absolute dollar amounts as we incur additional costs related to operating as a public company, such as legal and accounting fees, and higher costs for officers’ and directors’ insurance, investor relations programs and director and professional fees, including costs associated with compliance with Section 404 of the Sarbanes-Oxley Act.

Interest income. Interest income was $0.05 million for the quarter ended June 30, 2008, an increase of $0.01 million, or 25%, from $0.04 million for the quarter ended June 30, 2007. This increase was due to the investing the cash and cash equivalents we obtained in the Ithaka merger.

Interest expense. Interest expense was $0.2 million for the quarter ended June 30, 2008, a decrease of $1.3 million, or 87%, from $1.5 million for the quarter ended June 30, 2007. Interest expense in the three months ended June 30, 2008 resulted from our borrowings from Merrill Lynch Capital (now GE Capital).  In the three months ended June 30, 2007, we incurred $0.4 million of interest on these borrowings, and $1.0 million related to bridge notes, all of which were repaid in the Ithaka merger in June 2007.

Other income (expense). Other income (expense) was zero for the quarter ended June 30, 2008 as compared to $0.2 million of other expense for the quarter ended June 30, 2007. This was primarily due to the decrease in the fair value adjustments of the warrant liabilities and embedded derivatives associated with the May 2005 secured promissory note and the 2006 bridge notes as these items were either repaid or converted in the Ithaka merger in June 2007.

Liquidity and Capital Resources

From our inception, and prior to the Ithaka merger in June 2007, we financed our operations primarily through private sales of preferred stock, with aggregate net proceeds of $76.5 million in cash. From April 2006 through February 2007, we borrowed an aggregate amount of $10.6 million from existing shareholders (the 2006 bridge notes). We issued to each lending party unsecured convertible promissory notes bearing interest at 8% per annum. In February 2007, we borrowed $8.0 million from Merrill Lynch Capital (subsequently acquired by GE Capital) of which $3.0 million was used to pay existing debt. We issued a secured promissory note to Merrill Lynch Capital bearing interest at 6.5% over the LIBOR rate with interest only payments for the first six months and interest and principal payments for 30 months thereafter. In connection with this term loan, we issued a warrant having a contractual life of ten years. We estimated the fair value of the warrant using the Black-Scholes option pricing model. The estimated fair value of $0.2 million resulted in a discount to the term loan. The discount will be amortized to interest expense using the effective interest method over the life of the term loan.

In May 2007, we and Merrill Lynch Capital amended our promissory note to provide for an additional $2.0 million of borrowing for an aggregate total of $10.0 million. The second tranche of $2.0 million was funded on May 11, 2007 with interest at the same rate as the original note and it was repaid upon the close of the Ithaka merger in June 2007. In connection with the second tranche, we did not issue any additional warrants but we did incur a fee of $0.2 million, which was paid out of proceeds.  In June 2007, we borrowed $1.5 million in an unsecured promissory note from a financing company, Cheyne Capital, a shareholder of Ithaka.  The interest rate on this note was 15% and we incurred a fee of 7.5% which was paid out of proceeds.  We repaid this unsecured promissory note in July 2007.  We consummated the Ithaka merger in June 2007, and in that transaction we acquired approximately $40.0 million of net assets (see Note 3 of the accompanying Notes to Condensed Consolidated Financial Statements).

We have incurred significant net losses since inception and have relied on our ability to obtain financing.  As of June 30, 2008, we had $13.3 million in cash and cash equivalents to finance operations.  We expect operating losses and negative cash flows to continue for the foreseeable future as we incur additional costs and expenses related to expanding sales and marketing, continuing product development, and obtaining FDA and foreign regulatory approvals for new indications. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to establish profitable operations, and to secure other sources of financing to fund operations. Before we can achieve cash flow positive operations through increased sales, it will be necessary to raise working capital through debt or additional equity financing in 2008 or early 2009. However, there can be no assurance that such financing can be successfully completed on terms acceptable to us.

Six Months Ended June 30, 2008 and 2007

As of June 30, 2008, we had cash and cash equivalents of $13.3 million, working capital of $15.8 million and an accumulated deficit of $108.5 million.

Cash flows used in operating activities. Net cash used in operations was $9.2 million for the six months ended June 30, 2008 and $10.5 million for the six months ended June 30, 2007. The net cash used in each of these periods primarily reflects the net loss for those periods, offset by non-cash charges such as depreciation and amortization, stock-based compensation, amortization of debt discounts and the change in fair value of warrant liabilities associated with the May 2005 and February 2007 secured promissory notes and Merrill Lynch Capital Term Loan and the change in the fair value of the warrant liabilities and embedded derivatives associated with our 2006 bridge notes.  Non-cash charges for depreciation and amortization, stock-based compensation, amortization of debt discounts and the change in fair value of warrant liabilities and embedded derivatives totaled $2.4 million and $3.0 million for the six months ended June 30, 2008 and 2007, respectively, representing a $0.6 million decrease. This decrease was primarily comprised of a $1.7 million increase in stock-based compensation offset by a decrease of $2.5 million of amortization of discounts on promissory notes since we converted or repaid our debt instruments in June 2007.

For the six months ended June 30, 2008, operating assets and liabilities aggregated to a net decrease of cash of $1.3 million, representing an increased level of all operating assets and liabilities, primarily related to decreased accounts payable and accrued liabilities of $1.8 million as cash levels increased following the Ithaka merger in June 2007.

Cash flows used in investing activities. Net cash used by investing activities was $0.8 million for the six months ended June 30, 2008 and consisted of capital expenditures.  Net cash provided by investing activities was $45.3 million for the six months ended June 30, 2007 and consisted of $45.6 million in net cash acquired in the Ithaka merger offset by $0.3 million in capital expenditures. The increase in capital expenditures is primarily attributable to the January 2008 release of our Thermogard XP system and the subsequent placement of these systems into our evaluation equipment pool.  We expect our capital expenditures to increase in future periods to support the growth of our infrastructure. We anticipate that our current operating facility will be appropriate to support our manufacturing demands for the foreseeable future.

Cash flows from financing activities. Net cash flows used by financing activities were $1.1 million for the six months ended June 30, 2008 compared to $7.6 million provided by financing activities for the six months ended June 30, 2007. Cash flows from financing activities in 2008 reflects $0.5 million in net proceeds from our warrant exchange program offset by $1.6 million in repayment of the borrowings from Merrill Lynch.

Cash flows from financing activities in the six months ended June 30, 2007 were $7.6 million and primarily represent $13.0 million in proceeds from the 2006 bridge notes and other borrowings, offset by $5.1 million in principal payments.

Uses of Capital Resources

We expect to use our capital to fund sales and marketing, manufacturing, research and development, and for general corporate purposes. We expect to increase the number of employees including the size of our U.S. sales force and clinical application specialists and increase our sales and marketing efforts internationally. From time-to-time we may acquire businesses, technology or products that complement our business, which may require substantial outlays of capital resources. No acquisitions are currently pending. As a result of the Ithaka merger in June 2007, we have and will continue to incur additional costs related to operating as a public company, such as legal and accounting fees, and higher costs for officers’ and directors’ insurance, investor relations programs and director and professional fees and other costs associated with public reporting requirements and compliance. Our use of capital resources depends upon a number of factors, including future expenses to expand and support our sales and marketing efforts, the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products, costs relating to changes in regulatory policies or laws that affect our operations, costs of filing, prosecuting, defending and enforcing our intellectual property rights, and possible acquisitions and joint ventures.

Duke University previously prepared a submission to obtain a National Institutes of Health (NIH) grant to fund a cardiac arrest clinical trial. However, we do not believe NIH funding is imminent and we plan to continue to meet with the FDA in 2008 to discuss other options and will plan accordingly after that meeting.  As of June 30, 2008, no amounts have been paid by us.

The following table summarizes information about our material contractual obligations as of June 30, 2008:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating leases	$266	$203	$63	$—	$—
Long-term debt	$5,381	$3,215	$2,166	$—	$—
Capital leases	$95	$26	$69	$—	$—

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

Long-term debt.  The senior secured credit facility with Merrill Lynch Capital, entered into in February 2007 and amended in May 2007,  consists of a $10.0 million term loan with an interest rate of one month LIBOR plus 6.50%, and the outstanding balance at June 30, 2008 is $5.3 million.   The term loan requires interest only payments for the first six months and interest and principal payments for each month thereafter through February 2010.  Based on the current interest rate at June 30, 2008, we estimate that our interest payments for the remainder of 2008 will be $0.2 million and over the subsequent years until maturity will be $0.2 million.  In April 2008, we entered into a new equipment financing agreement for $51 which requires monthly payments through April 2011.

Capital leases. In June 2006, we entered into a lease commitment for computer equipment over a period of 63 months for a total value of $106. In November 2006, we entered into a lease commitment for office equipment over a period of 60 months for a total value of $14. In April 2007, we entered into a lease commitment for machinery and equipment over a period of 48 months for a total value of $14.

Uncertain tax liabilities. At June 30, 2008, we had uncertain tax positions which ultimately could result in a tax payment.  As the amount of the ultimate tax payment is contingent on the tax authorities’ assessment, it is not practical to present annual payment information.  We believe these amounts are less than $10 at June 30, 2008.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in material off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for consistently measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  On January 1, 2008, the Company adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and liabilities for which the effective date has been delayed by one year.

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2008:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$13,296	—	—	$13,296

The adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.  The book values of cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option forFinancial Assets and Financial Liabilities— Including an Amendment of SFAS No.115.  SFAS No. 159 provides reporting entities an option to measure certain financial assets and liabilities and other eligible items at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have an impact on the Company’s consolidated financial position, results of operations and cash flows.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements— an amendment of ARB No. 51. SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary by initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact the adoption of SFAS No. 160 will have on its consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact, if any, SFAS No. 161 will have on its consolidated financial position, results of operations or cash flows.

In March 2007, the FASB ratified Emerging Issues Task Force Issue 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, (“EITF Issue 06-11” ). Beginning January 1, 2008, the Company adopted EITF Issue 06-11. In accordance with the EITF Issue, the Company records a credit to additional paid-in capital for tax deductions resulting from a dividend payment on non-vested share awards the Company expects to vest. The adoption of EITF Issue 06-11 did not have any impact on the Company’s consolidated financial statement during the quarter ended June 30, 2008.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. This Statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have a material impact on its consolidated financial statements.

In June 2008, the FASB issued Financial Accounting Standards Board Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). The FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in accordance with SFAS 128, Earnings per Share. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, the Company is required to retrospectively adjust its earnings per share data to conform with the provisions in this FSP. Early application of this FSP is prohibited. The Company is currently evaluating the impact this FSP will have on its consolidated financial statements.

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

We invest our excess cash primarily in a money market fund which invests in U.S. Treasury securities. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk-sensitive instruments, positions or transactions to any material extent. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Due to the short-term nature of these investments, a 1% change in market interest rates would not have a significant impact on the total value of our portfolio as of June 30, 2008.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As previously reported in the Current Report on Form 8-K filed on July 15, 2008, Brett Scott, our Chief Financial Officer, indicated that he will resign from the Company, effective August 8, 2008, to pursue other interests.  We do not believe that his departure will have a material impact on our internal control over financial reporting.  On July 24, 2008, we engaged Gregory J. Tibbitts on a consulting basis to function as our Chief Financial Officer after the upcoming departure of Mr. Scott.   Mr. Tibbitts' consulting agreement with the Company runs through March 31, 2009, unless extended.

We have recently completed the implementation of enterprise resource planning (ERP) systems designed to integrate most elements of internal financial controls into a single centralized system.  The new ERP system was also implemented in anticipation of the requirement that we file an auditor's attestation report on the effectiveness of our internal control over financial reporting with our annual report for the fiscal year ending December 31, 2009 in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any material pending or threatened litigation.

ITEM 1A.	RISK FACTORS

Our business, financial condition and results of operations can be impacted by a number of risk factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.   Any of these risks could materially and adversely affect our business, financial condition and results of operations, which in turn could materially and adversely affect the price of our common stock or other securities.  You must not construe the following statements as an exhaustive list of risks we face.  The risk factors below are intended to update and supersede those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

* The Company has marked with an asterisk those risk factors that reflect changes from the risk factors included in the Company's Annual Report on Form 10-K filed with the SEC.

Risks Related to Our Business

*             We have not yet been able to finance our operations with the cash generated from our business. We will need additional financing which may not be available or may be available only on unfavorable terms.

We have not yet generated sufficient cash from operations to finance our business. Our financial statements have been prepared assuming that we would continue as a going concern. Operations to date have been financed principally through the private placement of equity securities, debt securities convertible to equity, and the cash we acquired in the Ithaka merger. We have not reported an operating profit for any year since our inception.  From our inception through June 30, 2008, we had an accumulated deficit of $108.5 million, and at June 30, 2008 had cash and cash equivalents of $13.3 million to finance operations. We expect to incur net losses for the foreseeable future. These losses may be substantial and we may never achieve or maintain profitability. These factors raise substantial doubt about our ability to continue as a going concern.

Our cash and cash equivalents on hand, and our projected cash flows, are not sufficient to take us to cash flow positive based on our current business plan.  We will need additional debt or equity financing no later than the second quarter of 2009. The current market for debt and equity financing is challenging and the additional financing that we require may not be available at all or, if available, may be on terms unfavorable to us and our stockholders, and may substantially dilute current ownership interests.

The long sales cycle for our systems may cause revenue and operating results to vary significantly quarter to quarter and year to year.

The decision to purchase our CoolGard and Thermogard systems and catheters often involves a significant commitment of resources and a lengthy evaluation process. We need to convince hospitals and critical care providers that our products are more effective than, and provide advantages over, competing temperature management products. Hospital purchases often involve a committee decision requiring approval of multiple decision makers including physicians, nurses and administrators. As a result, our sales process varies by hospital and country. In addition, a hospital typically uses funds from its capital equipment budget to purchase our CoolGard and Thermogard systems. Budget constraints and the need for multiple approvals within the hospital may delay the purchase decision for our products. This can result in a lengthy sales process, sometimes as long as six months to a year. The long sales cycle for our system may cause our revenue and operating results to vary significantly quarter to quarter and year to year.  From time to time, we have experienced unit sales significantly lower than our prior forecasts, due primarily to longer sales cycles as customers evaluate a variety of alternative products to manage patient temperature, in addition to our products.

We depend on several large customers for our international sales, and a loss of or decline in sales to such customers may significantly reduce our revenue.

A significant portion of our sales in Europe are to a few key distributors.  In 2006, Euromed and Fuchs Medical accounted for 24% and 4%, respectively, of our revenue. In 2007, Elan accounted for 15% of our revenue and Euromed and Fuchs Medical accounted for 3% and 3%, respectively, of our revenue. From time to time, other international distributors may also account for a large portion of our revenue. Our contract with Euromed covered Austria and Germany. We decided to terminate our contract with Euromed effective May 2007, in order to enter into a new contract with Elan for Austria and Germany (which had previously acted as Euromed’s subdistributor of our products in Germany). Our contracts with Elan and other international distributors do not assure us significant minimum purchase volume. If a contract with a distributor is terminated for cause or by us for convenience, the distributor will have no obligation to purchase products from us. Our contracts with future distributors will typically have similar terms, and will not assure us of long-term minimum purchase volumes. The loss of, or any sudden decline in business from, any significant distributor, likely would lead to a significant decline in our revenue. We may not be able to retain this or other large customers or any other significant distributor. If we were to lose any large distributor, it may take significant time to replace the distributor and the revenue generated by them, and we may not ultimately be able to do so.

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

*             The FDA has required that we place a warning label on our Cool Line catheter and that we collect safety data on the Cool Line. If the FDA concludes that the Cool Line catheters pose a statistically significant safety risk, it could require that we conduct additional clinical studies or recall the Cool Line in the United States, which could materially impact the sales and marketability of our Cool Line Products in the United States.

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

The FDA also required that we conduct a post market surveillance, or PMS, study of 200 patients treated with our Cool Line versus 200 patients from the same hospitals treated with conventional fever control therapies. Since the study began, we have submitted several quarterly and annual reports to the FDA on the progress of the PMS study. Currently, we have reported on 203 patients enrolled in the study, which we believed showed good safety results. However, if these results or subsequent PMS safety data ultimately cause the FDA to conclude that our Cool Line catheters pose a statistically significant safety risk, the FDA could require that we conduct additional clinical studies or recall the Cool Line in the United States. Either of these potential FDA actions could materially impact the sales and marketability of our Cool Line products in the United States.

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

In addition, competitors that market surface cooling and warming blankets and pads often do so on the basis that such devices are less invasive than our catheters, which may appeal to certain critical care providers.  We strive to educate customers on the benefits of our superior effectiveness at regulating patient temperature, ease of patient access compared to surface devices, and the fact that a significant majority of patients eligible for our catheters would already be receiving a substantially similar central venous catheter.  However, in situations where a patient might not ordinarily receive a central venous catheter, or in situations where a standard catheter may be indicated but caregivers do not want to try our relatively newer catheter, we may not be able to compete effectively against less invasive temperature management products.

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

*     Our failure to maintain Nasdaq listing requirements could cause our common stock to be delisted.

If our common stock closes below $1.00 for thirty consecutive trading days, as nearly occurred earlier in 2008, we could be subject to Nasdaq delisting procedures if such noncompliance is not rectified within 180 calendar days, which would require our stock price to be $1.00 or more for at least 10 consecutive trading days.  In the event we do not re-establish compliance within such 180 day period, we may be granted an additional 180 calendar days to re-establish compliance provided we at least satisfy the initial listing criteria of the Nasdaq Capital Market other than the minimum bid price requirement as of the expiration of the initial 180-day period.

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

If we fail to achieve and maintain effective controls and procedures for financial reporting, we could be unable to provide timely and accurate financial information.  In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to file an auditor’s attestation report on the effectiveness of our internal control over financial reporting when we file our annual report for the fiscal year ending on December 31, 2009.

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

Risks Related to Intellectual Property

*             Intellectual property rights may not provide adequate protection for our products, which could adversely affect our competitive position and may permit others to compete against us more effectively.

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and products. As of June 30, 2008, our products were covered by 34 issued U.S. patents. We also have U.S. patent applications pending directed to current and future products. As of June 30, 2008, our products were covered internationally by five issued patents. We have other foreign patent applications pending directed to current and future products. Our patents covering our key markets generally expire between 2018 and 2022. Our foreign patents and applications include patents filed initially in certain countries and patents filed initially in the United States for which it then sought foreign coverage by way of the Patent Cooperation Treaty, or PCT. We cannot be certain which, if any, of its patents individually or as a group will permit us to gain or maintain a competitive advantage. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will provide meaningful protection against competitors or against competitive technologies. Furthermore, the issuance of a patent is not conclusive as to its validity or enforceability. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. Competitors could reverse engineer our products and attempt to replicate them, design around our protected technologies or develop their own competitive technologies that fall outside of our intellectual property rights. In addition, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, who have signed this report on behalf of the Company as the principal executive officer, principal financial officer and principal accounting officer.

Alsius Corporation

Date: August 8, 2008	/s/ William J. Worthen
William J. Worthen
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2008	/s/ Brett L. Scott
Brett L. Scott
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit No.	Description

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).