Form 10-Q
period 2008-09-30
Alsius Corp
filed 2008-11-06
CIK 1324205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 000-51362

ALSIUS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-2620798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15770 Laguna Canyon Road  Suite 150
Irvine, California  92618
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

As of October 31, 2008, 21,076,134 shares of the registrant’s common stock were outstanding.

ALSIUS CORPORATION

ITEM 1.  FINANCIAL INFORMATION

ALSIUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	September 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$9,909	$24,427
Accounts receivable, net of allowances of $58 and $44	1,921	2,162
Inventories	5, 390	6,680
Prepaid expenses	279	284
Total current assets	17,499	33,553
Property and equipment, net	1,128	1,034
Evaluation equipment, net	1,112	673
Other assets	250	342
TOTAL	$19,989	$35,602

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,058	$2,732
Accrued liabilities	2,040	1,916
Current portion of long-term debt	3,216	3,200
Current portion of capital lease obligations	27	25
Total current liabilities	6,341	7,873
Long-term debt –less current portion	1,288	3,569
Capital lease obligations	62	82
Other liabilities	49	66
Total liabilities	7,740	11,590

Commitments and Contingencies (Note 11)

Shareholders’ Equity :
Preferred stock, $0.0001 par value—1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value—75,000,000 shares authorized; 21,076,134 and 18,253,500 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	2	2
Additional paid-in capital	125,567	122,237
Accumulated deficit	(113,320)	(98,227)
Total shareholders’ equity	12,249	24,012
TOTAL	$19,989	$35,602

See accompanying notes to consolidated financial statements.

ALSIUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenue	$3,096	$1,880	$8,621	$6,405
Cost of revenue	2,574	1,272	6,550	5,386
Gross margin	522	608	2,071	1,019

Operating expenses:
Research and development	1,176	1,002	3,355	2,595
Sales and marketing	2,892	2,723	9,441	7,755
General and administrative	1,209	2,104	4,065	3,825
Total operating expenses	5,277	5,829	16,861	14,175
Loss from operations	(4,755)	(5,221)	(14,790)	(13,156)
Interest income	43	385	230	438
Interest expense	(150)	(418)	(533)	(3,773)
Other income (expense)	—	2	—	(79)
Net loss	$(4,862)	$(5,252)	$(15,093)	$(16,570)
Net loss per share- basic and diluted	$(0.23)	$(0.29)	$(0.72)	$(1.21)
Weighted average shares outstanding-basic and diluted	21,076,134	18,297,232	20,859,801	13,735,009

See accompanying notes to consolidated financial statements.

ALSIUS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
 (Unaudited, in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total
Balances as of December 31, 2007	18,253,500	$2	$122,237	$(98,227)	$24,012

Common stock warrant retirement program, net of costs of $437	2,822,634		447		447
Stock-based compensation (SFAS 123R)			2,883		2,883
Net loss				(15,093)	(15,093)
Balances as of September 30, 2008	21,076,134	$2	$125,567	$(113,320)	$12,249

See accompanying notes to consolidated financial statements.

ALSIUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(15,093)	$(16,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	461	308
Stock-based compensation	2,883	2,125
Loss on disposal of assets	2	2
Increase in fair value of warrant liabilities and embedded derivatives	—	(38)
Amortization of discounts on long-term debt	90	2,647
Amortization of debt issuance costs	30	50
Provision for estimated warranty costs	45	29
Bad debt expense	42	4
Changes in operating assets and liabilities:
Accounts receivable	199	(499)
Inventories	1,290	(3,194)
Prepaid expenses	(1)	(122)
Other assets	62	153
Accounts payable	(1,699)	(2,058)
Accrued liabilities	62	324
Net cash used in operating activities	(11,627)	(16,839)

Cash Flows From Investing Activities:
Net cash received in the Ithaka merger	—	41,478
Cash paid for property and equipment	(298)	(459)
Cash paid for evaluation equipment	(667)	(231)
Net cash (used in) provided by investing activities	(965)	40,788

Cash Flows From Financing Activities:
Proceeds from warrant retirement program, net	447	—
Common stock warrant repurchases	—	(894)
Payment of debt issuance costs	—	(347)
Proceeds from issuance of long-term debt	51	13,030
Principal payments under long-term debt	(2,406)	(6,875)
Principal payments under capital lease obligations	(18)	(15)
Net cash (used in) provided by financing activities	(1,926)	4,899
Net (decrease) increase in cash and cash equivalents	(14,518)	28,848
Cash and cash equivalents—beginning of period	24,427	647
Cash and cash equivalents—end of period	$9,909	$29,495
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$4	$85
Cash paid for interest	$444	$641
Property and equipment acquired included in accounts payable and accrued liabilities	$25	$6
Bridge notes and accrued interest converted to common stock	$—	$17,036
Equipment acquired under capital leases	$—	$14

See accompanying notes to consolidated financial statements.

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

Alsius Medical was incorporated in December 1991, and began its current business, intravascular temperature management, in mid-1998. In June 2001, a branch office, Alsius Service Center, in Wateringen, The Netherlands, was established to provide field support for products in Europe. Alsius Medical develops, manufactures and sells, proprietary catheter-based products to precisely control patient temperature in hospital critical care settings. Alsius Medical has received United States Food and Drug Administration (“FDA”) clearance to market its CoolGard® 3000 Thermal Regulation System (the “CoolGard system”) and its Thermogard XP System (the “Thermogard system”), together, “the Systems,” and the Cool Line® catheter for use in fever control. In addition, Alsius Medical has received FDA clearance to market its Icy™,, Fortius™, Quattro™ and Solex™ catheters in combination with the Systems for use in normothermia in cardiac surgery and hypothermia in neuro surgery.  Alsius Medical began to market and sell its products in the United States in 2004.

The Company has incurred significant net losses since inception, and has relied on its ability to obtain financing, which to date has been through the Ithaka acquisition (Note 3), the sale of stock and the issuance of long-term debt (Note 5). Management expects operating losses and negative cash flows to continue for the foreseeable future as the Company incurs additional costs and expenses related to continued development of the Company’s products, and obtaining FDA approval for new indications. These factors raise substantial doubt about the Company’s ability to continue as a going concern if the Company does not raise additional funds. The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include adjustments relating to the recoverability of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations, or to secure other sources of financing to fund operations. The Company intends to raise working capital through debt or additional equity financing in 2008 or early 2009, and is pursuing efforts to do so. However, there can be no assurance, especially in light of current market conditions, that such financing can be successfully completed in the time frame required or on terms acceptable to the Company.

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

Cash Equivalents

The Company considers all highly liquid investments that mature within 90 days from the date of purchase to be cash equivalents. At September 30, 2008, cash equivalents consisted of money market funds of $9,148.  At December 31, 2007, cash equivalents consisted of money market funds of $23,903.  The Company utilizes a money market fund which invests in U.S. Treasury securities.

Concentration of Risk

The Company maintains its cash accounts in a commercial bank. At September 30, 2008 and December 31, 2007, cash on deposit totaling $9,659 and $24,225, respectively, was in excess of the federally insured limits.  Management does not believe this concentration subjects it to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

During the three months ended September 30, 2008 and 2007, one customer accounted for 25% and 15%, respectively, of the Company’s net sales.  During the nine months ended September 30, 2008 and 2007, one customer accounted for 23% and 17%, respectively, of the Company’s net sales.  At September 30, 2008 and December 31, 2007, one customer accounted for 23% and 20%, respectively, of the Company’s total accounts receivable.

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

The changes in the allowance for doubtful accounts is provided below.

	For the Nine Months Ended September 30,	For the Year Ended December 31,
	2008	2007
Beginning balance	$44	$13
Provision for bad debt	42	31
Write-offs, net of recoveries	(28)	—
Ending balance	$58	$44

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

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates potential impairment by comparing the carrying amount of the asset with the estimated undiscounted future cash flows associated with the use of the asset and its eventual disposition. Should the review indicate that the asset is not recoverable, the Company’s carrying value of the asset would be reduced to its estimated fair value, which is measured by future discounted cash flows. As of September 30, 2008, there have been no such impairments.

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

Evaluation Equipment

Evaluation equipment consists of CoolGard and Thermogard systems placed at hospitals under the Company’s equipment loan agreements and are depreciated using the straight-line method over their estimated economic life of five years. As of September 30, 2008 and December 31, 2007, the cost of evaluation equipment was $1,719 and $1,109 and accumulated depreciation was $607 and $436, respectively. For the three and nine months ended September 30, 2008 and 2007, $82, $55, $228 and $165, respectively, was recorded as a component of cost of revenue for the amortization of the equipment.

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

Stock-based compensation is included in the accompanying condensed consolidated financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of revenue	$86	$129	$241	$139
Research and development	149	333	477	357
Sales and marketing	334	544	960	628
General and administrative	400	890	1,205	1,001
Total	$969	$1,896	$2,883	$2,125

The weighted-average fair value per share of the options granted was $0.98 and $1.38, respectively, for the three and nine months ended September 30, 2008.   The weighted-average fair value per share of the options granted was $3.35 for the three and nine months ended September 30, 2007. The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions.

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Dividend Yield	0.00%	0.00%
Volatility	66%	66%
Weighted-average risk-free interest rate	3.02%	3.44%
Expected life	6.25 years	6.25 years

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Dividend Yield	0.00%	0.00%
Volatility	67%	67%
Weighted-average risk-free interest rate	4.92%	4.92%
Expected life	6.0-6.25 years	6.0-6.25 years

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

The Company evaluates whether the separate deliverables in its arrangements can be unbundled. Sales of the CoolGard and Thermogard systems domestically to hospitals include separate deliverables consisting of the product, disposables used with the CoolGard and Thermogard system, installation and training. For these sales, the Company applies the residual value method in accordance with EITF 00-21, Revenue Arrangements with Multiple Deliverables, which requires the allocation of the total arrangement consideration less the fair value of the undelivered elements, which consist of installation and training, to the delivered elements. As of September 30, 2008 and December 31, 2007, there were minimal amounts attributed to the undelivered elements. Installation and training are not included in arrangements with sales to distributors.

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. The Company does not offer return rights for expired products to its customers and assesses levels of inventory in the distribution channel through regular communications with distributors by international sales and service personnel.  The amount of returns through September 30, 2008 have been minimal. A sales return allowance has not been established as management believes returns will be insignificant.

The Company enters into equipment loan agreements with stated terms of primarily six months with certain customers whereby a CoolGard or Thermogard system is placed at the customer’s site for their evaluation and use. During this time, the customer purchases disposables. There are no stated minimum purchase requirements.  The Company accounts for these arrangements in accordance with SFAS No. 13, Accounting for Leases, and has classified these arrangements as operating leases. The consideration for the rental portion of the arrangement is considered to be contingent and is recorded when earned.  The Company currently does not charge a rental fee during the evaluation period.  The amount of revenue attributable to the lease element of these arrangements was less than 10% of the Company’s total revenue for all periods presented. The CoolGard or Thermogard system is classified as evaluation equipment and is depreciated over its estimated economic life of five years with depreciation included as a component of cost of revenue.

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

Changes in the Company’s product warranty liability were as follows:

	For the Nine Months Ended September 30,	For the Year Ended December 31,
	2008	2007
Beginning balance	$107	$156
Provision for estimated warranty costs	45	79
Warranty expenditures	(53)	(128)
Ending balance	$99	$107

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

Advertising

Advertising costs are expensed as incurred. Included in sales and marketing expense for the three and nine months ended September 30, 2008 and 2007 was $50, $88, $347, and $452, respectively.

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes . FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2008:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$9,909	—	—	$9,909

The adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.  The book values of cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments.

Effective September 30, 2008, the Company adopted Financial Staff Position No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP SFAS 157-3), which was issued on October 10, 2008. FSP SFAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for the financial asset is not active. The adoption of FSP SFAS 157-3 did not have an impact on the Company’s consolidated financial statements.

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

In March 2007, the FASB ratified Emerging Issues Task Force Issue 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, (“EITF Issue 06-11”). Beginning January 1, 2008, the Company adopted EITF Issue 06-11. In accordance with the EITF Issue, the Company records a credit to additional paid-in capital for tax deductions resulting from a dividend payment on non-vested share awards the Company expects to vest. The adoption of EITF Issue 06-11 did not have any impact on the Company’s consolidated financial statements.

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

3.    MERGER WITH ITHAKA

On June 21, 2007, Ithaka’s stockholders approved the merger of Alsius Medical with and into Ithaka’s wholly-owned merger subsidiary.  The merger consideration consisted of 8,000,000 shares of Ithaka’s common stock (the “Merger Shares”) in exchange for all of the issued and outstanding equity securities of Alsius Medical.  Of the 8,000,000 Merger Shares issued, 4,902,527 shares were issued to Alsius Medical preferred shareholders and 3,097,473 shares were issued to holders of Alsius Medical bridge notes. In addition, Alsius Medical’s shareholders also were given the right to receive up to 6,000,000 additional shares (the “Milestone Shares”) if the combined company meets certain revenue targets in fiscal years 2007 through 2009 (with 750,000 Milestone Shares allocated to 2007 revenues, 1,750,000 to 2008 revenues and 3,500,000 to 2009 revenues).  In 2007, the revenue targets were not met and no Milestone Shares were issued, and the Company expects the 2008 revenue targets will not be met and that no Milestone Shares will be issued for 2008. Additionally, Ithaka agreed to fund bonuses totaling $3,000 to management, employees, two non-employee directors and certain consultants of Alsius Medical.  The $3,000 bonus paid by Ithaka was included as part of the merger consideration. The Company accounted for the amount as a reduction of the net proceeds received from Ithaka in return for the issuance of the stock. This treatment was based on the fact that the amount was specifically negotiated by the parties as merger consideration in the merger agreement.  There was no service requirement in order to earn the bonus.  Due to liquidation preferences in Alsius Medical’s Series A-F redeemable convertible preferred stock and the terms and conditions of the unsecured convertible promissory notes, the allocation of the Merger Shares resulted in the holders of bridge notes and Series F preferred stock receiving their pro rata share, while the holders of the other equity instruments (Series A-E, common stock, and common stock options) did not receive any Merger Shares. The accumulated balance due to the bridge note holders was converted at an agreed price of $5.50 per share. This resulted in the recording of additional paid-in capital of $17,036, the amount due to the holders. The Series F redeemable convertible preferred stock was converted at the market price of $5.66 per share at the date of the merger. In addition, due to the underlying terms and conditions of the Series F redeemable convertible preferred stock warrants at the time of the merger (a qualifying sale), all Series F redeemable convertible preferred stock warrants were cancelled, and all existing Alsius Medical equity instruments were cancelled.

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

Pro Forma Results of Operations

The accompanying unaudited condensed consolidated results of operations only reflect the operating results of the Company following the date of the merger.  Following are the pro forma unaudited results of operations of the Company for the nine months ended September 30, 2007 assuming the merger occurred at the beginning of the period.  Results for the three months ended September 30, 2007 and the three and nine months ended September 30, 2008 reflect actual operating results.

Nine Months Ended September 30, 2007
Revenue	$6,405
Loss from operations	(13,820)
Net loss	(16,489)
Net loss per share- basic and diluted	(0.88)

4.    SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Inventories consist of the following:

	September 30, 2008	December 31, 2007
Raw materials	$3,011	$3,775
Work-in-process	1,097	1,747
Finished goods	1,282	1,158
	$5,390	$6,680

Accrued liabilities consist of the following:

	September 30, 2008	December 31, 2007
Bonus	$371	$480
Inventory	378	23
Vacation	341	320
Warranty	99	107
Interest	34	69
Professional services	161	453
Payroll and related	109	42
Travel	169	8
Commission	117	232
Royalties	57	38
Deferred revenue	121	60
Other	83	84
	$2,040	$1,916

5.    LONG-TERM DEBT

The components of long-term debt were as follows:

	September 30, 2008	December 31, 2007
Senior Secured Credit Facility, net of discount of $74 and $164, respectively	$4,459	$6,769
Equipment financing	45	—
	4,504	6,769
Less: current portion	(3,216)	(3,200)
Long-term portion	$1,288	$3,569

Senior Secured Credit Facility

On February 22, 2007, and amended on May 11, 2007, the Company entered into a senior secured credit facility with Merrill Lynch Capital (subsequently acquired by GE Capital) consisting of a $10,000 term loan (the “Term Loan”) with an interest rate of one month LIBOR plus 6.50%. The Term Loan is secured by substantially all of the assets of the Company other than intellectual property.  Approximately $3,000 of the total amount borrowed was used to repay in full a prior secured loan the Company received in May 2005.  At September 30, 2008, $4,533 of the Term Loan was outstanding. The Term Loan requires interest only payments for the first six months and interest and principal payments for each month thereafter through February 2010.

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

As of September 30, 2008, principal payments for long-term debt are as follows:

Year ending December 31,
2008 (remainder)	$805
2009	3,216
2010	551
2011	6
$4,578

6.    AUTHORIZED CAPITAL STOCK

The Company’s authorized capital consists of 1,000,000 shares of $0.0001 par value preferred stock and 75,000,000 shares of $0.0001 par value common stock.   The designations, voting and other rights and preferences of the preferred stock may be determined from time to time by the Board of Directors.

The number of shares of common stock of the Company that have been reserved for issuance as of September 30, 2008:

StocStock options and restricted stock units (Note 7)	3,904,890
Common stock warrants (Notes 5, 7 and 8)	3,133,714
7,038,604

7.    STOCK OPTIONS AND RESTRICTED STOCK UNITS

2006 Plan

In connection with the Ithaka merger, the Company adopted the 2006 Equity Incentive Plan (the “2006 Plan”).  The 2006 Plan currently provides for the grant of options and restricted stock units up to a maximum of 3,479,890 shares of the Company’s common stock to employees, officers, consultants and directors.   The number of shares reserved for issuance under the 2006 Plan will be increased on the first day of each fiscal year from 2008 through 2016 to 3% of the fully diluted shares of common stock outstanding on the last day of the immediately preceding fiscal year; provided, however, that the percentage shall be reduced to 2% from and after the time when the Company calls its warrants for redemption (Note 8).

Common Stock Options

The 2006 Plan includes Incentive Stock Options (“ISOs”) and Nonqualified Stock Options (“NSOs”). For ISOs and NSOs, the exercise price per share shall be no less than 100% of the fair market value per share on the date of grant. The right to exercise ISOs and NSOs vests at a rate in accordance with the individual stock option agreements, which has been immediate to four years for employees and non-employees. Options expire within a period of not more than 10 years from the date of grant. ISOs granted to an employee who, at the time the option is granted, owns stock representing more than 10% of the voting power of all classes of stock of the Company, expire within a period of not more than five years from the date of grant. Options expire between thirty days and six months after termination of employment depending on the circumstances. A summary of stock option activity under the 2006 Plan is as follows:

	Shares Under Option
	Employee	Non-employee	Total	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	2,727,850	15,000	2,742,850	$5.08	9.51	$3,786
Granted	441,700	—	441,700	2.19
Forfeited	(532,448)	—	(532,448)	5.06
Exchanged for RSUs	(2,037,417)	(12,000)	(2,049,417)	5.00
Outstanding at September 30, 2008	599,685	3,000	602,685	3.25	9.22	$1,444
Exercisable at September 30, 2008	97,945	875	98,820	5.09	8.76	$419
Vested and expected to vest as of September 30, 2008	545,713	3,000	548,713	3.25	9.22	$1,315

The following table summarizes stock options outstanding at September 30, 2008:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

$0.92	6,500	9.67	$0.92	—	$—
1.10	39,900	9.59	1.10	—	—
1.19	59,300	9.76	1.19	—	—
1.79	12,000	9.93	1.79	—	—
1.84	171,200	9.51	1.84	—	—
2.18	30,000	9.84	2.18	—	—
3.73	9,900	9.26	3.73	1,000	3.73
5.10	273,885	8.76	5.10	97,820	5.10
	602,685			98,820

As of September 30, 2008 there was $2.9 million of unrecognized compensation expense related to nonvested stock options granted under the 2006 Plan using the fair value method of SFAS 123(R). As of September 30, 2008, the cost was expected to be recognized over a weighted-average period of 2.6 years, using the graded vested attribution method.

Restricted Stock Units

In June and July 2008, the Company completed a tender offer whereby holders of the then outstanding 2,904,450 options under the 2006 Plan were offered the opportunity to exchange options for a number of restricted stock units (“RSUs”) equal to one-half of the number of options.  The RSUs are also part of the 2006 Plan.  An RSU provides a right to receive common shares if the holder remains in service to the Company as the RSU vests.  The purpose of the Offer was (i) to counteract the loss of share value, which caused all outstanding options to have exercise prices in excess of the fair market value of Company common shares and (ii) to incentivize management to continue to strive to increase Company value for the benefit of stockholders.  Participation in the offer was voluntary and open to eligible employees and consultants of the Company at the time of the offer and remain employed through the expiration date of the offer.  Non-employee members of the Company’s board of directors were not eligible to participate.  The offer expired on July 25, 2008.  As a result of the offer, 2,049,417 options were exchanged for 1,024,709 RSUs.  The RSUs are subject to vesting in three annual installments with continued service to the Company, but are subject to certain accelerated vesting if the holder leaves in the middle of a vesting year other than for cause, and in certain circumstances upon an acquisition or similar change in control of the Company. The grant date fair value of $1.15 per share of the new RSUs was determined by using the closing price of the Company’s common stock on the day immediately preceding the grant date.

The excess of the aggregate grant date fair value of the RSUs of $1,178 over the fair value of the stock options canceled of $393 has been added to the unamortized value of the canceled options of $2,410 and will be amortized over the vesting period of the RSUs.  As of September 30, 2008, there was $566 of unamortized compensation expense related to the RSUs granted under the 2006 Plan, which is expected to be recognized over 2.8 years, using the graded attribution method.

A summary of the activity related to the RSUs under the 2006 Plan for the nine months ended September 30, 2008 is as follows.  Of the RSUs issued and outstanding, 6,000 are to non-employees.

	Number of RSUs	Weighted Average Grant Date Fair Value
Nonvested RSUs at January 1, 2008	—	—
RSUs issued upon cancelation of options tendered- July 28, 2008	1,024,709	$1.15
RSUs vested	—
RSUs forfeited	—
Nonvested RSUs at September 30, 2008	1,024,709	$1.15

IPO Option

In Ithaka’s initial public offering in August 2005, an option was issued to the underwriter of the initial public offering (the “IPO Option”) to purchase 425,000 units at an exercise price of $7.50 per unit.  A unit consists of one share of common stock and two redeemable common stock purchase warrants.  Ithaka accounted for the fair value of the IPO Option as an expense of its offering resulting in a charge directly to stockholders’ equity.  As of September 30, 2008, the IPO Option is outstanding and exercisable.

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

IPO Warrants

In Ithaka’s initial public offering in August 2005, 8,500,000 units were sold.  In addition, in September 2005 Ithaka consummated the closing of an additional 349,100 units, which were subject to the underwriters’ over-allotment option.  A unit consisted of one share of common stock and two redeemable common stock purchase warrants (the “IPO Warrants”).  Each IPO Warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 commencing June 21, 2007 and expiring four years from the effective date of the initial public offering. As of September 30, 2008, 2,239,998 IPO Warrants were outstanding.

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

The Company has elected to recognize interest and penalties with respect to unrecognized tax benefits in income tax expense. The Company has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months.  The total amount of unrecognized tax benefits and related penalties and interest is not material as of September 30, 2008. The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

The Company is subject to taxation in the U.S. and various state jurisdictions. It will no longer be subject to U.S. federal or state examinations by tax authorities for years before 2003.

At December 31, 2007, the Company had both federal and state net operating loss (“NOL”) carryforwards of approximately $52,023 and $39,626, respectively. The net operating loss carryforwards for federal purposes began to expire in 2007, and the net operating loss carryforwards for state purposes began expiring in 2006. The Company has research and experimentation credit carryforward for federal and state purposes of approximately $131 and $138, respectively.  The research and experimentation credits begin to expire in 2010 for federal purposes and carry forward indefinitely for state purposes. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax assets.

The Company has completed an analysis of whether an ownership change had occurred with the consummation of the Ithaka merger in June 2007 and whether there have been other relevant ownership changes since the Company's formation.  There may be additional such ownership changes in the future. If the Company has experienced certain ownership changes at any time since its formation, utilization of the NOL carryforwards would be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions, which is determined by first multiplying the value of its stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization.  The Company has determined that it has incurred three relevant ownership changes since its inception, and the June 2007 merger with Ithaka has resulted in approximately $33.2 million of federal NOL carryforwards and $24.0 million of state NOL carryforwards that will expire unutilized as a result of the Section 382 limitations.

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

At September 30, 2008, potentially dilutive securities that have been excluded from net loss per share computations due to the net loss position are:

StocStock options	1,027,685
Res Restricted stock units	1,024,709
Common stock warrants	3,133,714
5,186,108

11.   COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facility under a noncancelable operating lease which, as amended, expires in December 2011 with an option to extend the lease for an additional three-year term at market rates. Under the lease, the Company is required to pay for insurance, taxes, utilities and building maintenance.

The Company leases its facility under a noncancelable operating lease for the Alsius Service Center in Wateringen, The Netherlands which expires in 2010.  The Company also leases an automobile under an operating lease which expires in 2011.

As of September 30, 2008, future minimum lease payments on the operating leases are as follows:

Year Ending December 31,
2008 (remainder)	$90
2009	379
2010	375
2011	374
$1,218

Rent expense for the three and nine months ended September 30, 2008 and 2007 was $122, $103, $339 and $306, respectively.

Capital Leases

As of September 30, 2008, capital lease payments are due in monthly installments through October 2011 for a total of $89.  Future minimum payments are $7, $27, $30 and $25 for the years ended December 31, 2008 (remainder), 2009, 2010, and 2011, respectively.

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

Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. The Company believes that it currently is not a party to any legal proceedings which, individually or in the aggregate, would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

12.   SEGMENT INFORMATION

The Company operates in a single reporting segment. The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the financial statements.

The Company derives significant revenue from outside the United States. Revenue by geographic area, based on the customer location, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
United States	$1,465	$1,076	$4,233	$2,914
Austria*	—	55	—	308
Germany*	786	276	2,040	1,098
France	68	1	276	407
Rest of Europe	613	351	1,642	1,355
Other	164	121	430	323
	$3,096	$1,880	$8,621	$6,405

No other country represented more than 10 percent of total revenue.

* Prior to May 2007, sales to end users in both Germany and Austria were conducted through a distributor in Austria, and were reflected as Austrian sales.   Beginning in May 2007, sales in both Germany and Austria have been conducted predominantly through a distributor in Germany, and are reflected as German sales.

The Company’s revenue by product category was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Disposables	$1,759	$832	$4,644	$3,099
CoolGard and Thermogard systems	1,135	912	3,396	2,956
Services	202	136	581	350
	$3,096	$1,880	$8,621	$6,405

The Company’s long-lived assets located in its country of domicile and internationally were as follows:

	As of September 30, 2008	As of December 31, 2007
United States	$1,996	$1,564
International	244	143
	$2,240	$1,707

13.   RELATED PARTIES

The Company paid approximately $575 and $732 in legal fees for the nine months ended September 30, 2008 and 2007, respectively, to a law firm whose partner is the corporate secretary of the Company. Included in accounts payable and accrued expenses at September 30, 2008 and at December 31, 2007 is approximately $35 and $235, respectively, due to this law firm.

The Company paid approximately $16 and $83 in professional fees for the nine months ended September 30, 2008 and 2007, respectively, to an executive recruiting firm whose principal is the spouse of a Vice President of the Company. Included in accounts payable and accrued expenses at December 31, 2007 is approximately $1 due to this executive recruiting firm.  There are no amounts outstanding to this firm as of September 30, 2008.

In connection with the services rendered in the nine months ended September 30, 2008 and 2007 for the procurement of the Company’s directors’ and officers’ insurance policies, the Company paid Woodruff-Sawyer & Co. a commission of $17 and $22, respectively.   Stephen R. Sawyer is a partial owner of Woodruff-Sawyer & Co. and the brother of Ms. Hutton, one of the Company’s directors. Ms. Hutton has no financial ownership or interest in Woodruff-Sawyer & Co. and did not participate in the selection of Woodruff-Sawyer & Co. as the Company’s insurance broker.  There are no amounts included in accounts payable and accrued expenses at September 30, 2008 and December 31, 2007 due to Woodruff-Sawyer & Co.

The Company paid approximately $75 and $95 in legal fees for the nine months ended September 30, 2008 and 2007, respectively, to a law firm whose partner is a holder of stock options of the Company. Included in accounts payable and accrued expenses at September 30, 2008 and at December 31, 2007 is approximately $5 and $6, respectively, due to this law firm.  In addition, the Company had a balance of $8 in accrued expenses at December 31, 2007 due to the partner of this law firm.

In January 2008, the Company completed a warrant retirement program whereby the holders of certain warrants could, for the period from December 19, 2007 to January 18, 2008, exercise their warrants on amended terms.  For each 5.5 warrants surrendered, the holder would receive one share of common stock.  In addition, the holder could also exercise one additional warrant by paying a reduced exercise price of $3.25 per share.  Two members of the Company’s board of directors participated in the warrant retirement program.  One member tendered 522,500 warrants in exchange for 95,000 shares of common stock and exercised 31,250 warrants by paying a reduced aggregate exercise price of $102.  The other member tendered 553,750 warrants in exchange for 100,682 shares of common stock.

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

Overview

We are a medical device company that develops, manufactures and sells proprietary, innovative products to precisely control patient temperature in hospital critical care settings. Our products consist of our CoolGard and Thermogard temperature regulation systems, which are computer-controlled cooling and warming units, as well as five families of single-use catheters used exclusively with the systems—Cool Line, Icy, Fortius, Quattro and Solex. We market our products to acute care hospitals and critical care physicians through a direct sales force in the United States and independent distributors in international markets. Our revenue consists primarily of sales of the CoolGard system, single-use catheters and single use start-up kits which connect the catheter to the system. In the first quarter of 2007, we introduced our new Thermogard system, a computer controlled cooling and warming unit used with our catheters that is similar to the CoolGard, but which contains additional features for use in surgical applications.   In June 2007, we introduced our “Hospital Monitoring Interface Accessory” (HMIA).  The HMIA enables the caregiver to display the patient’s temperature on both the Alsius system and the patient monitor.  The HMIA is compatible with the majority of patient monitoring systems.  In the first quarter of 2008, we introduced the Thermogard XP system, which is similar to the Thermogard, but with additional power and features.

We began selling our products in the United States in April 2004 and, as of September 30, 2008, had established a U.S. installed base of over 293 systems in 148 hospitals, of which 254 had been sold and 39 were under evaluation. Our U.S. installed base includes 10 systems that we sold in the second quarter of 2008 to a third party who intends to rent them to hospitals.  We began building a current network of independent distributors in Europe in February 2004, and as of September 30, 2008, had established a European installed base of over 388 systems in over 217 hospitals, of which 359 had been sold and 29 were under evaluation. In other parts of the world as of September 30, 2008, we had an installed base of 46 systems, of which 42 had been sold and 4 were under evaluation.  We generated revenues of $8.6 million in the nine months ended September 30, 2008, which represents revenue growth of 35% from the nine months ended September 30, 2007. We had a net loss of $15.1 million in the nine months ended September 30, 2008. International sales accounted for 51% of our revenue in the nine months ended September 30, 2008. We expect U.S. sales to represent a greater percentage of our revenue as we continue to increase direct sales efforts in the United States.

 We have FDA clearance to market our products in the United States for fever control in certain neuro-intensive care patients and temperature management in cardiac and neuro surgery patients, and are exploring ways to obtain clearance for cardiac arrest in the United States. We have broader clearance to market our products in Europe, Canada, China and Australia, including clearance for cardiac arrest, and are in the process of obtaining clearances to sell our products in Japan and other Asian countries. We only market our products for treatments in the specific cleared indications; however, this does not prevent physicians from using our products for non-cleared, or off-label, uses. As of September 30, 2008, we employed 16 direct sales people, a director of sales, a vice president of worldwide sales and marketing, two regional sales managers, a corporate accounts manager, a government-military accounts manager, an international accounts manager, six clinical application specialists and a director of clinical education in the United States and over 32 independent international distributors covering over 40 countries. We intend to continue to expand the size of our direct U.S. sales force and clinical application specialists, as well as increase our network of distributors in Europe and other countries.

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

In order to meet our obligations and to continue as a going concern, we must raise working capital through additional debt or equity financing in 2008 or early 2009, and we are pursuing efforts to do so.  However, there can be no assurance, especially in light of current market conditions, that we can successfully complete such a financing in the timeframe required or on terms acceptable to us.

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

Results of Operations

Nine Months Ended September 30, 2008 and 2007

Revenue. Revenue was $8.6 million for the nine months ended September 30, 2008, an increase of $2.2 million or 34%, from $6.4 million for the nine months ended September 30, 2007. During 2008, we introduced a new product, Thermogard XP, resulting in an approximate 19% increase in average selling prices for systems.  Our revenue also reflects an approximate 14% increase for disposable units. During the nine months ended September 30, 2008, we sold 7,419 catheters and 7,039 start-up kits, an increase of 31% and 44%, respectively, from the 5,646 catheters and 4,872 start-up kits sold during the nine months ended September 30, 2007.  Sales of our CoolGard and Thermogard systems decreased from 153 during the nine months ended September 30, 2007 to 148 during the nine months ended September 30, 2008.  Our 2007 results include the sale of 23 systems to one European country, which has not recurred in 2008.  Sales of our CoolGard and Thermogard systems accounted for 39% and 46% of revenue and sales of catheters and start-up kits accounted for 54% and 48% of our revenue for the nine months ended September 30, 2008 and 2007, respectively.  Sales in the United States accounted for 49% of our revenue for the nine months ended September 30, 2008, compared to 45% for the nine months ended September 30, 2007. We expect that U.S. sales will increase as a percentage of future revenue.

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

Cost of revenue was $6.6 million for the nine months ended September 30, 2008, an increase of $1.2 million or 22%, from $5.4 million for the nine months ended September 30, 2007. These costs include approximately $0.4 million related to a write-down of and a reserve on our physical inventory in the quarter ended September 30, 2008.  As a percentage of revenue, cost of revenue decreased from 84% of sales for the nine months ended September 30, 2007, to 76% of sales for the nine months ended September 30, 2008. The percentage decrease was primarily due to the realization of cost reduction programs and higher average selling prices as a result of an increase in sales to domestic U.S. customers, to whom we sell directly, versus international sales which are made through distributors. Stock based compensation increased in the nine months ended September 30, 2008 by $0.1 million as compared to the nine months ended September 30, 2007  due to the grant of stock options and restricted stock units under our 2006 Equity Incentive Plan.

Research and development expense. Research and development expense consists of costs related to our regulatory and product development activities. Research and development expense has been, and we anticipate in the future will be, highest when it is actively engaged in human clinical trials to support new regulatory clearances. Research and development expense was $3.4 million for the nine months ended September 30, 2008, an increase of $0.8 million, or 31%, from $2.6 million for the nine months ended September 30, 2007. This increase is primarily attributable to increased stock based compensation of $0.1 million associated with our 2006 Equity Incentive Plan, other compensation related costs of $0.4 million associated with increased headcount, and $0.3 million associated with material cost to test a new catheter. We expect research and development expenses to decline as a percentage of revenue due to a larger revenue base.

Sales and marketing expense. Sales and marketing expense consists of costs related to our direct sales force personnel, clinical application specialists, travel, trade shows, advertising, entertainment, and marketing materials provided to our international distributors. Sales and marketing expense was $9.4 million for the nine months ended September 30, 2008, an increase of $1.6 million, or 21%, from $7.8 million for the nine months ended September 30, 2007. This increase was primarily attributable to the growth of our direct sales force and marketing activities to support our worldwide market expansion, resulting in increased compensation and commission costs of $0.7 million, increased travel, trade show and meeting expenses of $0.1 million, and increased advertising, public relations and outside services expenses of $0.3 million. Stock based compensation increased by $0.3 million associated with our 2006 Equity Incentive Plan.  We expect that expenses associated with sales and marketing activities will increase as we incur additional costs to support our worldwide market expansion.

General and administrative expense. General and administrative expense consists of costs related to personnel, legal, accounting and other general operating expenses. General and administrative expense was $4.1 million for the nine months ended September 30, 2008, an increase of $0.3 million or 8%, from $3.8 million for the nine months ended September 30, 2007. The increase was primarily attributable to increased stock based compensation of $0.2 million associated with our 2006 Equity Incentive Plan, and increased public company expenses of $0.1 million. We expect that general and administrative expense will increase in absolute dollar amounts as we incur additional costs related to operating as a public company, such as legal and accounting fees, and higher costs for officers’ and directors’ insurance, investor relations programs and director and professional fees, including costs associated with compliance with Section 404 of the Sarbanes-Oxley Act.

Interest income. Interest income was $0.2 million for the nine months ended September 30, 2008, a decrease of $0.2 million, or 50%, from $0.4 million for the nine months ended September 30, 2007. This decrease was due to the lower levels of cash on hand.

Interest expense. Interest expense was $0.5 million for the nine months ended September 30, 2008, a decrease of $3.3 million, or 87%, from $3.8 million for the nine months ended September 30, 2007. Interest expense in the nine months ended September 30, 2008 primarily resulted from our borrowings from Merrill Lynch Capital (now GE Capital).  In the nine months ended September 30, 2007, we incurred $0.9 million of interest on these borrowings, $0.2 million related to borrowings from other finance companies, and $2.6 million related to the bridge notes, all of which were repaid in the Ithaka merger in June 2007.

Other income (expense). Other income (expense) was zero for the nine months ended September 30, 2008 as compared to $0.1 million of other expense for the nine months ended September 30, 2007. This was primarily due to the decrease in the fair value adjustments of the warrant liabilities and embedded derivatives associated with the May 2005 secured promissory note and the 2006 bridge notes as these items were either repaid or converted in the Ithaka merger in June 2007.

Three Months Ended September 30, 2008 and 2007

Revenue. Revenue was $3.1 million for the quarter ended September 30, 2008, an increase of $1.2 million or 63%, from $1.9 million for the quarter ended September 30, 2007. During 2008, we introduced a new product, Thermogard XP, resulting in an approximate 19% increase in average selling prices for systems.  Our revenue also reflects an approximate 8% increase for disposable units. During the quarter ended September 30, 2008, we sold 2,780 catheters, an increase of 95% from the 1,422 catheters sold during the quarter ended September 30, 2007.  During the quarter ended September 30, 2008, we sold 2,542 start-up kits, an increase of 106% from the 1,235 start-up kits sold during the quarter ended September 30, 2007.  Sales of our CoolGard and Thermogard systems increased from 44 during the quarter ended September 30, 2007 to 46 during the quarter ended September 30, 2008.   Sales of our CoolGard and Thermogard systems accounted for 37% and 49% of revenue and sales of catheters and start-up kits accounted for 57% and 44% of our revenue for the quarters ended September 30, 2008 and 2007, respectively.  Sales in the United States accounted for 47% of our revenue for the quarter ended September 30, 2008, compared to 57% for the quarter ended September 30, 2007. We expect that U.S. sales will increase as a percentage of future revenue.

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

Cost of revenue was $2.6 million for the quarter ended September 30, 2008, an increase of $1.3 million or 100%, from $1.3 million for the quarter ended September 30, 2007. In absolute dollars, the increase is directly attributable to the increase in revenues for the quarter.  As a percentage of revenue, cost of revenue increased from 68% of sales for the quarter ended September 30, 2007, to 83% of sales for the quarter ended September 30, 2008. The percentage increase was primarily due to our sales mix in the quarter, and a charge of $0.4 million resulting from a physical inventory conducted as of September 30, 2008.  International sales, which we make through distributors at a lower margin, increased to 53% of revenues in the quarter ended September 30, 2008 versus 43% in the quarter ended September 30, 2007. Stock based compensation decreased in the quarter ended September 30, 2008 by $0.04 million as compared to the quarter ended September 30, 2007 due to the grant of stock options and restricted stock units under our 2006 Equity Incentive Plan.

Research and development expense. Research and development expense consists of costs related to our regulatory and product development activities. Research and development expense has been, and we anticipate in the future will be, highest when we are actively engaged in human clinical trials to support new regulatory clearances. Research and development expense was $1.2 million for the quarter ended September 30, 2008, an increase of $0.2 million, or 20%, from $1.0 million for the quarter ended September 30, 2007. This increase is primarily attributable to compensation related costs of $0.2 million associated with increased headcount and $0.2 million in materials expenses related to clinical studies, partially offset by decreased stock based compensation of $0.2 million associated with our 2006 Equity Incentive Plan. We expect research and development expenses to decline as a percentage of revenue due to a larger revenue base.

Sales and marketing expense. Sales and marketing expense consists of costs related to our direct sales force personnel, clinical application specialists, travel, trade shows, advertising, entertainment, and marketing materials provided to our international distributors. Sales and marketing expense was $2.9 million for the quarter ended September 30, 2008, an increase of $0.2 million, or 7%, from $2.7 million for the quarter ended September 30, 2007. This increase was primarily attributable to the growth of our direct sales force and marketing activities to support our worldwide market expansion, resulting in increased compensation and commission costs of $0.2 million, increased outside service costs related to installation and training of $0.1 million, and other increased costs of $0.1 million related to evaluation units and larger volume, partially offset by decreased stock based compensation of $0.2 million associated with our 2006 Equity Incentive Plan.  We expect that expenses associated with sales and marketing activities will increase as we incur additional costs to support our worldwide market expansion.

General and administrative expense. General and administrative expense consists of costs related to personnel, legal, accounting and other general operating expenses. General and administrative expense was $1.2 million for the quarter ended September 30, 2008, a decrease of $0.9 million or 43%, from $2.1 million for the quarter ended September 30, 2007. The decrease was primarily attributable to decreased stock based compensation of $0.5 million associated with our 2006 Equity Incentive Plan, decreased outside services and legal costs of $0.3 million related to the withdrawn IPO and Ithaka merger in 2007, and decreased general legal and public reporting expenses of $0.2 million which were at a higher level of activity in the summer of 2007 with the Ithaka merger, partially offset by increased costs of $0.1 million associated with our tender offer to exchange common stock options for restricted stock units.  We expect that general and administrative expense will increase in absolute dollar amounts as we incur additional costs related to operating as a public company, such as legal and accounting fees, and higher costs for officers’ and directors’ insurance, investor relations programs and director and professional fees, including costs associated with compliance with Section 404 of the Sarbanes-Oxley Act.

Interest income. Interest income was $0.04 million for the quarter ended September 30, 2008, a decrease of $0.36 million, or 90%, from $0.4 million for the quarter ended September 30, 2007. This decrease was due to lower average cash balances in the quarter ended September 30, 2008 as compared to the prior year.

Interest expense. Interest expense was $0.2 million for the quarter ended September 30, 2008, a decrease of $0.2 million, or 50%, from $0.4 million for the quarter ended September 30, 2007. Interest expense in the three months ended September 30, 2008 primarily resulted from our borrowings from Merrill Lynch Capital (now GE Capital).  In the three months ended September 30, 2007, we incurred $0.3 million of interest on these borrowings and $0.1 million on borrowings from other finance companies.

Other income (expense). Other income (expense) was zero for the quarter ended September 30, 2008 as compared to $0.002 million of other income for the quarter ended September 30, 2007. The other income in 2007 was due to the decrease in the fair value adjustments of the warrant liabilities and embedded derivatives associated with debt instruments we held before the Ithaka merger in June 2007.

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

We have incurred significant net losses since inception and have relied on our ability to obtain financing.  As of September 30, 2008, we had $9.9 million in cash and cash equivalents to finance operations.  We expect operating losses and negative cash flows to continue for the foreseeable future as we incur additional costs and expenses related to expanding sales and marketing, continuing product development, and obtaining FDA and foreign regulatory approvals for new indications. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to establish profitable operations, and to secure other sources of financing to fund operations. Before we can achieve cash flow positive operations through increased sales, it will be necessary to raise working capital through debt or additional equity financing in 2008 or early 2009. However, there can be no assurance, especially in light of current market conditions, that such financing can be successfully completed in the time frame required or on terms acceptable to the Company.

Nine Months Ended September 30, 2008 and 2007

As of September 30, 2008, we had cash and cash equivalents of $9.9 million, working capital of $11.2 million and an accumulated deficit of $113.3 million.

Cash flows used in operating activities. Net cash used in operations was $11.6 million for the nine months ended September 30, 2008 and $16.8 million for the nine months ended September 30, 2007. The net cash used in each of these periods primarily reflects the net loss for those periods, offset by non-cash charges such as depreciation and amortization, stock-based compensation, amortization of debt discounts and the change in fair value of warrant liabilities associated with the May 2005 and February 2007 secured promissory notes and Merrill Lynch Capital Term Loan and the change in the fair value of the warrant liabilities and embedded derivatives associated with our 2006 bridge notes.  Non-cash charges for depreciation and amortization, stock-based compensation, amortization of debt discounts and debt issuance costs and the change in fair value of warrant liabilities and embedded derivatives totaled $3.5 million and $5.1 million for the nine months ended September 30, 2008 and 2007, respectively, representing a $1.6 million decrease. This decrease was primarily comprised of a $0.8 million increase in stock-based compensation offset by a decrease of $2.6 million of amortization of discounts on promissory notes since we converted or repaid our debt instruments in June 2007.

For the nine months ended September 30, 2008, operating assets and liabilities aggregated to a net decrease of cash of $0.1 million, primarily related to decreased accounts payable and accrued liabilities of $1.6 million as cash levels increased following the Ithaka merger in June 2007, and offset by a $1.3 million increase in cash related to the reduction of inventories.

Cash flows used in investing activities. Net cash used by investing activities was $1.0 million for the nine months ended September 30, 2008 and consisted of capital expenditures.  Net cash used by investing activities was $40.8 million for the nine months ended September 30, 2007 and consisted $41.5 million of net cash received in the Ithaka merger and $0.7 million of capital expenditures. The increase in capital expenditures is primarily attributable to the January 2008 release of our Thermogard XP system and the subsequent placement of these systems into our evaluation equipment pool.  We expect our capital expenditures to increase in future periods to support the growth of our infrastructure. We anticipate that our current operating facility will be appropriate to support our manufacturing demands for the foreseeable future.

Cash flows from financing activities. Net cash flows used by financing activities were $1.9 million for the nine months ended September 30, 2008 compared to $4.9 million provided by financing activities for the nine months ended September 30, 2007. Cash flows from financing activities in 2008 reflects $0.5 million in net proceeds from our warrant exchange program offset by $2.4 million in repayment of the borrowings from Merrill Lynch.

Cash flows from financing activities in the nine months ended September 30, 2007 were $4.9 million and primarily represent $13.0 million in proceeds from the 2006 bridge notes and other borrowings, offset by $6.9 million in principal payments, $0.9 million in payments to convert common stock in connection with the Ithaka acquisition, and $0.3 million of debt issuance costs.

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

Duke University previously prepared a submission to obtain a National Institutes of Health (NIH) grant to fund a cardiac arrest clinical trial. However, we do not believe NIH funding is imminent and we plan to continue to meet with the FDA in 2008 to discuss other options and will plan accordingly after that meeting.  As of September 30, 2008, no amounts have been paid by us.

The following table summarizes information about our material contractual obligations as of September 30, 2008:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating leases	$1,218	$374	$752	$92	$—
Long-term debt	$4,578	$3,216	$1,362	$—	$—
Capital leases	$89	$27	$62	$—	$—

Operating leases. We lease our facility under a noncancelable operating lease which, as amended in August 2008, expires in December 2011 with an option to extend the lease for an additional three-year term at market rates. Under the lease, we are required to pay for insurance, taxes, utilities and building maintenance, commonly known as a “triple net” lease. We also lease a small space for our European service center in Wateringen, the Netherlands, under a lease that expires on May 31, 2010.  In November 2007, we entered into a new operating lease commitment for an automobile, under a lease that expires in November 2011.

Long-term debt.  The senior secured credit facility with Merrill Lynch Capital, entered into in February 2007 and amended in May 2007,  consists of a $10.0 million term loan with an interest rate of one month LIBOR plus 6.50%, and the outstanding balance at September 30, 2008 is $4.5 million.   The term loan requires interest only payments for the first six months and interest and principal payments for each month thereafter through February 2010.  Based on the current interest rate at September 30, 2008, we estimate that our interest payments for the remainder of 2008 will be $0.1 million and over the subsequent years until maturity will be $0.2 million.  In April 2008, we entered into a new equipment financing agreement for $51 which requires monthly payments through April 2011.

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

Uncertain tax liabilities. At September 30, 2008, we had uncertain tax positions which ultimately could result in a tax payment.  As the amount of the ultimate tax payment is contingent on the tax authorities’ assessment, it is not practical to present annual payment information.  We believe these amounts are less than $10 at September 30, 2008.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in material off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, which defines fair value, establishes a framework for consistently measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  On January 1, 2008, the Company adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and liabilities for which the effective date has been delayed by one year.

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2008:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$9,909	—	—	$9,909

The adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.  The book values of cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments.

Effective September 30, 2008, the Company adopted Financial Staff Position No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP SFAS 157-3), which was issued on October 10, 2008. FSP SFAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for the financial asset is not active. The adoption of FSP SFAS 157-3 did not have an impact on the Company’s consolidated financial statements.

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

In March 2007, the FASB ratified Emerging Issues Task Force Issue 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, (“EITF Issue 06-11”). Beginning January 1, 2008, the Company adopted EITF Issue 06-11. In accordance with the EITF Issue, the Company records a credit to additional paid-in capital for tax deductions resulting from a dividend payment on non-vested share awards the Company expects to vest. The adoption of EITF Issue 06-11 did not have any impact on the Company’s consolidated financial statements.

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

We invest our excess cash primarily in a money market fund which invests in U.S. Treasury securities. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk-sensitive instruments, positions or transactions to any material extent. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Due to the short-term nature of these investments, a 1% change in market interest rates would not have a significant impact on the total value of our portfolio as of September 30, 2008.

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

As previously reported in the Current Report on Form 8-K filed on July 15, 2008, Brett Scott, our Chief Financial Officer, resigned from the Company, effective August 8, 2008, to pursue other interests. We do not believe that his departure has had or will have a material impact on our internal control over financial reporting. On July 24, 2008, we engaged Gregory J. Tibbitts, an experienced publicly-traded medical device company CFO, on a consulting basis to function as our Chief Financial Officer after the departure of Mr. Scott. Mr. Tibbitts' consulting agreement with the Company runs through March 31, 2009, unless extended.

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

* The Company has marked with an asterisk those risk factors that reflect changes from the risk factors included in the Company's Annual Report on Form 10-K filed with the SEC on March 13, 2008.

Risks Related to Our Business

*             We have not yet been able to finance our operations with the cash generated from our business. We will need additional financing to repay our bank debt and fund operations, which may not be available or may be available only on unfavorable terms.

We have not yet generated sufficient cash from operations to finance our business. Our financial statements have been prepared assuming that we would continue as a going concern. Operations to date have been financed principally through the private placement of equity securities, debt securities convertible to equity, and the cash we acquired in the Ithaka merger. We have not reported an operating profit for any year since our inception.  From our inception through September 30, 2008, we had an accumulated deficit of $113.3 million, and at September 30, 2008 had cash and cash equivalents of $9.9 million to finance operations. We expect to incur net losses for the foreseeable future. These losses may be substantial and we may never achieve or maintain profitability. These factors raise substantial doubt about our ability to continue as a going concern.

Our cash and cash equivalents on hand, and our projected cash flows, are not sufficient to take us to cash flow positive based on our current business plan.  We will need additional debt or equity financing no later than the second quarter of 2009, and are pursuing efforts to secure such funding. The current market for debt and equity financing is challenging and the additional financing that we require may not be available at all or, if available, may be on terms unfavorable to us and our stockholders, and may substantially dilute current ownership interests.

Our loan with GE Capital had an outstanding balance of $4.5 million as of September 30, 2008, and requires that we make monthly principal payments of $266,667, until the loan is repaid in full in February 2010.  Our agreements with GE Capital provide GE Capital with a lien on all of our principal assets other than intellectual property.  If we default on a payment due to GE Capital, and the default is not waived, GE Capital can foreclose on our assets, including seizing our cash and investments accounts.  If GE Capital were to seize our cash and investments accounts or otherwise foreclose on our assets, that would materially harm our business, and could force us to cease operations, declare bankruptcy, or both.  We are currently in compliance with the covenants of our debt facility.  However, if we are unsuccessful in raising additional funds and we default on a payment to GE Capital, GE Capital could seize our remaining cash and investments.  We cannot guarantee that we will be successful in raising additional funds.

*             Recent turmoil in the credit markets and the financial services industry may negatively impact our business, results of operations, financial condition or liquidity.

Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles.  Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us.  In addition, the recent economic crisis could also adversely impact our suppliers’ ability to provide us with materials and components, either of which may negatively impact our business, financial condition and results of operations.

Although we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and such losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same loss rates that we have in the past, especially given the current turmoil of the worldwide economy. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery.   If the economy or markets in which we operate do not continue at their present levels, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could have a synergistic negative impact on the results of our operations.

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

The FDA also required that we conduct a post market surveillance, or PMS, study of 200 patients treated with our Cool Line versus 200 patients from the same hospitals treated with conventional fever control therapies. Since the study began, we have submitted several quarterly and annual reports to the FDA on the progress of the PMS study. Currently, we have reported information regarding 203 patients enrolled in the study, which we believed showed good safety results. However, if these results or subsequent PMS safety data ultimately cause the FDA to conclude that our Cool Line catheters pose a statistically significant safety risk, the FDA could require that we conduct additional clinical studies or recall the Cool Line in the United States. Either of these potential FDA actions could materially impact the sales and marketability of our Cool Line products in the United States.

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

If our common stock closes below $1.00 for thirty consecutive trading days, as nearly occurred a few times in 2008, we could be subject to Nasdaq delisting procedures if such noncompliance is not rectified within 180 calendar days, which would require our stock price to be $1.00 or more for at least 10 consecutive trading days.  In the event we do not re-establish compliance within such 180 day period, we may be granted an additional 180 calendar days to re-establish compliance provided we at least satisfy the initial listing criteria of the Nasdaq Capital Market other than the minimum bid price requirement as of the expiration of the initial 180-day period.

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

However, given the current extraordinary market conditions, NASDAQ has decided to suspend the bid price and market value of publicly held shares requirements through Friday, January 16, 2009. On October 16, 2008, NASDAQ filed an immediately effective rule change with the SEC, such that companies will not be cited for any new concerns related to bid price or market value of publicly held shares deficiencies. These rules will be reinstated on Monday, January 19, 2009.

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and products. As of September 30, 2008, our products were covered by 34 issued U.S. patents. We also have U.S. patent applications pending directed to current and future products. As of September 30, 2008, our products were covered internationally by five issued patents. We have other foreign patent applications pending directed to current and future products. Our patents covering our key markets generally expire between 2018 and 2022. Our foreign patents and applications include patents filed initially in certain countries and patents filed initially in the United States for which it then sought foreign coverage by way of the Patent Cooperation Treaty, or PCT. We cannot be certain which, if any, of its patents individually or as a group will permit us to gain or maintain a competitive advantage. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will provide meaningful protection against competitors or against competitive technologies. Furthermore, the issuance of a patent is not conclusive as to its validity or enforceability. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. Competitors could reverse engineer our products and attempt to replicate them, design around our protected technologies or develop their own competitive technologies that fall outside of our intellectual property rights. In addition, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

  At our Annual Meeting of Stockholders on July 16, 2008, our stockholders elected two Class A directors to continue to serve as board members until 2011 and until their respective successors are elected. The stockholders of the Company also ratified the selection of Deloitte & Touche as the Company's independent registered public accounting firm. Our Class B directors, Wende S. Hutton and Kurt C. Wheeler, will serve until their terms expire at the Annual Meeting to be held in 2009. Our Class C directors, Eric M. Hecht, Gregory D. Waller and William J. Worthen, will serve until their terms expire at the Annual Meeting to be held in 2010.

	Number of Shares
Proposal	Voted For	Voted Against	Withheld

1. To elect two Class A directors to hold office until 2011 and until their respective successors are elected and qualified (1)
Paul A. Brooke	15,917,625	4,500	5,154,009
Jack W. Lasersohn	15,917,625	4,500	5,154,009
2. To ratify selection of Deloitte & Touche as independent registered public accounting firm(2)	15,917,625	4,500	5,154,009

  (1)  Directors are elected by a plurality vote, which means that the nominee or nominees receiving the most affirmative votes was elected.
  (2)  The affirmative vote of the majority of the votes cast was required for the approval of the selection of the independent registered public accounting firm.

ITEM 5.	OTHER INFORMATION

None .

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1	Gregory Tibbitts CFO Consulting Agreement, dated July 24, 2008.

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, who have signed this report on behalf of the Company as the principal executive officer, principal financial officer and principal accounting officer.

Alsius Corporation

Date: November 6, 2008	/s/ William J. Worthen
William J. Worthen
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2008	/s/ Gregory J. Tibbitts
Gregory J. Tibbitts
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit No.	Description

10.1	Gregory Tibbitts CFO Consulting Agreement, dated July 24, 2008.

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).