Form 10-K
period 2008-12-31
Alsius Corp
filed 2009-03-31
CIK 1324205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based on the closing price as reported on the Nasdaq Capital Market on June 30, 2008) was approximately $16.5 million. Shares of voting stock held by each officer and director and by each shareholder affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Common Stock as of March 27, 2009 was 21,076,134.

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

We market a comprehensive suite of catheter-based intravascular temperature management products that, based on management’s experience and knowledge of the industry and discussions with physicians, address an unmet clinical need for effective, accurate, easy-to-use and cost-effective control of body temperature in critical care patients. Our products consist of the CoolGard and Thermogard systems and five families of single-use catheters—Cool Line, Icy, Fortius, Quattro, and Solex. The CoolGard and Thermogard systems are computer-controlled temperature regulation systems that circulate cool or warm saline in a closed-loop circuit through balloons that surround our catheters.  Our catheters are inserted into a major vein through a patient’s neck or groin and achieve rapid and precise temperature management through contact with the patient’s blood flow. A key feature of our catheters is their ability to function as central venous catheters, which are routinely used in the treatment of critically ill patients to administer drugs and fluids, draw blood and monitor blood pressure. Unlike conventional external temperature management products, such as cooling and warming blankets and ice packs, our intravascular products cool and warm the patient from the inside out, which we believe more effectively manages body temperature and allows caregivers easier access to administer patient care.

We operate in one reportable business segment through our operating subsidiary, Alsius Medical. See Note 12 to the Notes to Consolidated Financial Statements — Segment Reporting, for a summary of revenues by customer location for the years ended December 31, 2008, 2007 and 2006.

Our principal corporate office is located at 15770 Laguna Canyon Road, Suite 150, Irvine, CA  92618, and our main telephone number at that location is 949-453-0150.  Our common stock trades on the Nasdaq Capital Market under the symbol ALUS.

Recent Developments

Asset Sale

On February 20, 2009, we announced that we signed an asset purchase agreement (the “Purchase Agreement”) with Zoll Circulation, Inc. (“Zoll”), a wholly owned subsidiary of ZOLL Medical Corporation (Nasdaq: ZOLL) whereby we will sell substantially all our assets, including those constituting our intravascular temperature management device business, to Zoll for a purchase price of $12.0 million in cash (the “Asset Sale”).  In connection with the Asset Sale, Zoll placed an order with the Company to purchase approximately $3.0 million of finished product at cost.  The closing of the Asset Sale is subject to customary closing conditions, and is expected to close as soon as possible in the second quarter of 2009.  On February 25, 2009, we filed a current report on Form 8-K which summarized the principal terms of the Asset Sale and attached a copy of the Purchase Agreement in our filing.

The record holders of a majority of the outstanding shares of the Company’s common stock have executed a written consent to approve the Asset Sale.  The Asset Sale is discussed in further detail in a draft information statement that we filed with the SEC. When the SEC review is complete, we will mail a definitive information statement (the "Information Statement") to our stockholders and, under applicable rules, can close the Asset Sale 20 days after the mailing.

Plan of Dissolution

On February 19, 2009, our Board also unanimously adopted a plan providing for the complete dissolution and liquidation of the Company (the “Plan of Dissolution”). The holders of a majority of the outstanding shares of our common stock have executed a written consent to adopt and approve the Plan of Dissolution.

Assuming, as expected, that the Asset Sale is consummated, we will file a certificate of dissolution with the Delaware Secretary of State to dissolve the Company as a legal entity, complete the liquidation of its remaining assets, and satisfy (or make provisions to satisfy) its remaining obligations.

Pursuant to the Plan of Dissolution, after payment or provision for all the known, unascertained or contingent debts, obligations and liabilities of the Company (including costs and expenses incurred and anticipated to be incurred in connection with the Asset Sale and liquidation of the Company), payment or distributions will be made to the holders of our common stock.  The potential timing and amount of distributions is discussed below under Liquidating Distributions.  In the unexpected event all distributions have not occurred within three years of filing of the certificate of dissolution, our remaining assets will be transferred to a liquidating trust for the benefit of our stockholders, and a liquidation trustee will be assigned to administer the assets, settle liabilities, and make distributions to stockholders if and when funds are legally available for distribution.

Following dissolution, we will change our name from “Alsius Corporation” to “ALUS Liquidation Corp.” and will cease conducting normal business operations, except as required to wind down our affairs.  We will continue our corporate existence solely for the purpose of winding down and liquidating, including collecting accounts receivable, selling ancillary assets that Zoll may elect not to take, settling liabilities and making distributions to stockholders, and otherwise completing the liquidation of the Company.  We will not be authorized to engage in any business activities other than these, thus limiting our exposure for business activities unrelated to the wind down and liquidation.

Liquidating Distributions

We anticipate that an initial distribution of liquidation proceeds will be made to our stockholders within 90 days after the closing of the Asset Sale.  As we collect accounts receivable and pay off our outstanding liabilities, we will distribute additional liquidation proceeds, if any, to our stockholders as the Board or its authorized designees deem appropriate. A final $1 million will be held in trust for one year from the closing date of the Asset Sale to cover potential indemnity obligations to Zoll under the Purchase Agreement for the Asset Sale.

We estimate that we will ultimately distribute an aggregate of $7.6 million to our stockholders, or $0.34 per share of our common stock.  However, the amounts to be distributed to stockholders may be less if we incur greater liabilities than anticipated in winding down our affairs and/or if we generate less revenue than anticipated through the closing of the Asset Sale.  (Alternatively, it is possible that we could distribute more than currently estimated if liabilities are less than expected and/or revenues are greater than expected.)  A key factor in maximizing potential distributions is the timing of the closing of the Asset Sale, which is subject to certain risks and uncertainties.  To the extent the closing of the Asset Sale is delayed beyond April 2009, we anticipate incurring additional operating expenses of up to $1 million per month to operate the Company through closing.

Our current estimate of cash assets and liabilities, and net available funds to distribute to stockholders, that will be available following the sale of substantially all of our assets to Zoll is set forth more fully herein in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations," and was also discussed in the Information Statement filed with the SEC on March 27, 2009.  Please see Item 7 for a more detailed discussion of our anticipated available funds and the significant liabilities which are currently difficult to predict.  You should also read the risk factors herein regarding additional uncertainties that can reduce the amounts available for distribution to stockholders.

Strategy

Our goal has been to be the leading worldwide provider of medical products for temperature management in hospital critical care settings. The key elements of our strategy include:

•
Leverage our first mover advantage. Based on our experience in the acute care temperature management market, we believe we are the worldwide leader in sales of intravascular temperature management products which has enabled us to continue to set the industry standard for novel temperature management. We have an established sales, marketing, distribution and service infrastructure, which we intend to leverage to support our growth worldwide.

•
Drive adoption. We drive adoption of our products by promoting awareness among leading hospitals and critical care practitioners, including participating in clinical trials, training physicians and supporting the adoption of temperature management treatment guidelines.

•
Increase system installations and catheter use. Our goal has been to increase system installations at target hospitals and drive catheter use among existing customers. We have worked to increase sales through expansion of our U.S. direct sales force, and through our distributors in existing markets in Europe, Canada and Australia, and expand into China, Japan and other Asian countries.

•
Enhance existing products and develop new products. We improve the design of our current products and expand our pipeline of future products. We continually enhance our systems, software and catheters to deliver more effective and easier-to-use temperature management products.

•
Improve margins through scale and efficiency. We are focused on improving gross margins by lowering our raw material and manufacturing costs, and have sought to realize economies-of-scale as sales increase. Our intent has been to improve operating margins and gross margins through a combination of increased sales, as we penetrate worldwide markets for our products, implement cost reduction initiatives and absorb fixed and partially fixed costs through increased production levels.

Research and Development

We invest in research and development to enhance our CoolGard and Thermogard systems and family of catheters and develop new products, based on customer feedback and demand. We work closely with leading critical care physicians and nurses to better understand unmet needs and new applications in temperature management. Product enhancements may include increased system power to achieve faster cooling and warming, changes in catheter design to accommodate new applications as well as refinements that lower manufacturing costs. As of December 31, 2008, we had 21 full-time employees in the research and development group.

We incurred research and development expenses of $4.2 million, $3.9 million, and $2.9 million in 2008, 2007 and 2006, respectively.

Manufacturing

We lease approximately 27,000 square feet of space at our Irvine, California, headquarters. We design, manufacture and test our products at our headquarters, which is compliant with ISO and FDA standards. Product quality, cost reduction and inventory management are top priorities for our manufacturing operations.  In connection with the Asset Sale to Zoll, we intend to vacate our facility and negotiate a lease termination with our landlord.

We are currently producing systems and catheters to support our sales through the closing of the Asset Sale, and to build inventory for Zoll to sell following the Asset Sale as agreed per the Purchase Agreement.  We assemble the CoolGard and Thermogard systems and catheters from components and subassemblies that we purchase from outside sources. We have flexibility with our suppliers to adjust the number of components and subassemblies as well as the delivery schedules. Production requirements are based on sales forecasts. Lead times for components and subassemblies may vary significantly depending on the size of the order, time required to fabricate and test the components or subassemblies, specific supplier requirements and current market demand for the components and subassemblies. We seek to reduce the potential for disruption of supply by maintaining sufficient inventory and identifying additional suppliers, where possible. However, we currently purchase certain of our components and subassemblies from single source suppliers. If we lost a single-source supplier, we would need to qualify new suppliers, or to redesign components, which could cause delays in our manufacturing. To date, we have not experienced any significant delays in obtaining any components or subassemblies.

Customers, Marketing and Sales

We began selling our products in the United States in April 2004 and, as of December 31, 2008, had established a U.S. installed base of over 327 systems in 169 hospitals, of which 293 had been sold and 34 were under evaluation. We began building our current network of independent distributors in Europe in February 2004, and as of December 31, 2008, had established a European installed base of 409 systems in 217 hospitals, of which 380 had been sold and 29 were under evaluation. In other parts of the world as of December 31, 2008, we had an installed base of 49 systems, of which 45 had been sold and 4 were under evaluation.

In 2008, we had approximately 202 customers. We measure customers as those companies that have placed at least one order with us in the preceding twelve-month period.  In 2008, 2007 and 2006 our largest customer, a European distributor, accounted for approximately 23%, 15% and 24%, respectively, of our net sales. The loss of our largest customer would have a material adverse effect on us. However, we believe that our relationship with our largest customer is good.

We typically provide the CoolGard and Thermogard systems to potential customers for an evaluation period, during which time we sell catheters to the hospitals for patient treatment however, during this time the customer is not required to purchase a minimum number of catheters. The majority of hospitals that have evaluated our products have purchased one or more systems and a supply of catheters.

We market our products worldwide to acute-care hospitals that have dedicated critical care units which provide advanced care for cardiac arrest, brain injury, cardiothoracic and trauma, burn and surgery patients. These are typically university and large community hospitals that have a level one or two trauma service designation and have a neuro-intensive care unit, medical intensive care unit, coronary care unit or emergency room. There are over 2,000 of these hospitals in the United States and a comparable number outside of the United States.  Assuming a successful closing of the Asset Sale, we expect Zoll will continue to pursue clearances that we had been pursuing.

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

United States

We sell, market and distribute our products in the United States through a direct sales force supported by clinical application specialists. As of December 31, 2008, we employed 15 direct sales people, a director of sales, a vice president of worldwide sales and marketing, two regional sales managers, a corporate accounts manager, a government-military accounts manager, an international accounts manager, five clinical application specialists and a director of clinical education. Our clinical application specialists are trained nurse practitioners who assist with product service and installation, provide clinical education and promote catheter use among customers. Our sales strategy has been to target hospitals that are early adopters of new technologies and have large critical care units that may purchase multiple systems.

We are currently continuing to sell our products in the United States until the closing of the Asset Sale to Zoll.  Zoll has its own sales force and we expect only a select number of our sales personnel will be hired by Zoll to sell our products after the Asset Sale.  The balance of our sales force will cease employment with us after the Asset Sale.

International

We sell our products internationally through a network of independent distributors, each of which has exclusive rights to sell our products in a particular country or countries. As of December 31, 2008, we had a network of 33 distributors covering over 42 countries. We encourage our distributors to educate customers on the clinical efficacy, performance, ease of use, value and other advantages of our products. We provide our international distributors with clinical support, regional sales assistance and marketing materials. We have a European service center in the Netherlands to provide ongoing support to our customers and distributors. International sales accounted for 48%, 49% and 57% of total sales in 2008, 2007 and 2006, respectively.

Zoll has agreed to assume our international distributor agreements in connection with the Asset Sale, and we intend to transition these distributor arrangements to Zoll.

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

Intellectual Property and Proprietary Rights

We have invested considerable resources in our intellectual property strategy and rely on a combination of patents, copyrights, trademarks and trade secret laws, as well as confidentiality and invention assignment agreements, to protect our innovations. As of December 31, 2008, our products were covered by 34 issued U.S. patents. We also have U.S. patent applications pending directed to current and future products. As of December 31, 2008, our products were covered internationally by five issued patents. We have other foreign patent applications pending directed to current and future products. We intend to file for additional patents to strengthen our intellectual property rights. We believe our patent portfolio provides a competitive advantage in our key markets, particularly for inducing hypothermia with a catheter in specified indications and for fever control using a central venous catheter. Our patents covering these key markets generally expire between 2018 and 2022. Alsius, CoolGard, Cool Line, Thermogard, Icy, Fortius, Quattro and Solex are registered trademarks in the United States and the European Union.  In connection with the Asset Sale, Zoll will acquire the right to our intellectual property portfolio.

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

Zoll filed, but did not serve a patent infringement complaint against us in the United States District Court Central District of California on January 29, 2009, claiming that certain of our temperature management products infringe on two temperature management patents Zoll purchased from one of our defunct competitors.  However, Zoll has agreed that during the pendency of our Asset Sale to Zoll, it will not serve us or take any action to pursue or resume the case.  If the Asset Sale is not consummated, we would need to defend the action, which would be costly and have no guarantee of success.

Employees

As of December 31, 2008, we had approximately 103 employees. None of our employees are covered by collective bargaining agreements. We believe our future success will depend in large part upon our continued ability to attract, motivate, develop and retain highly skilled and dedicated employees.  In conjunction with our announcement to sell our assets to Zoll, on February 20, 2009, we completed a reduction in force, whereby approximately 22 personnel were terminated.  Approximately 71 personnel will remain through the closing of the Asset Sale to carry on our operations, which consist primarily of continuing U.S. sales and building additional products ordered by Zoll.  It is our intent that all remaining personnel will cease their employment with us at the closing of the Asset Sale.

Available Information

We maintain an Internet website at www.alsius.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, along with our annual report to stockholders and other information related to our company, are available free of charge on this site as soon as reasonably practicable after we electronically file or furnish these reports with the SEC.  Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K.

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

Risks Related to Our Sale of Assets to Zoll

We have entered into an Asset Purchase Agreement with Zoll, whereby substantially all of our assets will be sold, and we will cease our operations.  If we are not able to complete the Asset Sale, we expect that our limited financial resources will require that we immediately raise funds or cease operations.

Although we expect to complete the Asset Sale in the second quarter of 2009, it is possible that the Asset Sale will not be consummated for various reasons.  Conditions to closing, which must be satisfied, include obtaining third party consents under certain contracts to transition them to Zoll, delivering certain minimum amounts of $3 million of finished inventory Zoll ordered from us at cost, and certain other conditions.  If these conditions are not satisfied by June 30, 2009, Zoll may elect not to complete the Asset Sale.  If these or other reasons cause the Asset Sale to not be completed, then we will not have sufficient financial resources to continue to operate independently, and we would need to immediately raise funds or cease operations and liquidate.  Raising capital in the current market is extremely challenging, and if we are unable to do so, we expect that our cash resources would be insufficient to pay off our creditors, and that our stockholders would likely not receive any proceeds for their investment.  If we were able to raise funds, the terms of such a financing would likely be extremely dilutive to the ownership of our existing investors

We will incur significant costs in connection with the Asset Sale which may decrease cash available for distribution to stockholders.

We currently expect to incur approximately $1.5 million of costs related to the Asset Sale. These expenses include, but are not limited to, financial advisory, legal and accounting fees and expenses, employee expenses, filing fees, printing expenses, and other related charges. We may also incur additional unanticipated expenses in connection with the Asset Sale. Approximately $0.65 million of the costs related to the Asset Sale, such as legal, financial advisory and accounting fees, will be incurred regardless of whether the Asset Sale is completed. These expenses are estimates and if they are greater than anticipated, that will decrease the remaining cash available for eventual distribution to stockholders in connection with our dissolution and liquidation.

We cannot be certain of the amount, if any, of the distribution to our stockholders under the Plan of Dissolution.

Liquidation and dissolution may not create value to our stockholders or result in any remaining capital for distribution to our stockholders. Our current estimate is that there will be $7.6 million in the aggregate, or $0.34 per share of our common stock, available for distribution over time to our stockholders. However, we cannot be certain of the precise amount available for distribution to our stockholders pursuant to the Plan of Dissolution.  Claims, liabilities and expenses from operations (including, but not limited to, operating costs such as salaries, directors’ fees, directors’ and officers’ insurance, payroll and local taxes, legal and accounting fees and miscellaneous office expenses) will continue to be incurred as we seek to close the Asset Sale and wind down operations in dissolution.  If claims, liabilities and expenses are greater than expected, that will reduce the amount available for distribution to our stockholders.

Distribution of assets, if any, to our stockholders could be delayed.

Subject to the consummation of the Asset Sale, we anticipate that an initial distribution of liquidation proceeds, if any, will be made to our stockholders within 90 days after the closing of the Asset Sale. As we liquidate our remaining assets and pay off our outstanding liabilities, including our headquarters lease, we will distribute additional liquidation proceeds, if any, to our stockholders as the Board deems appropriate. The negotiations regarding the termination of our headquarters lease may cause a delay to distribution of additional liquidation proceeds. Additionally, a creditor could seek an injunction against our making of distributions to our stockholders on the ground that the amounts to be distributed were needed to provide for the payment of our liabilities and expenses. Any action of this type could delay or substantially diminish the amount available for distribution to our stockholders.

Stockholders may be liable to our creditors for part or all of the amount received from us if reserves are inadequate.

We intend to establish a contingency reserve designed to satisfy any additional claims and obligations that may arise. Any contingency reserve may not be adequate to cover all of our claims and obligations. Under Delaware law, if we fail to create an adequate contingency reserve for payment of our claims and obligations during the three-year period after we file a certificate of dissolution with the Secretary of State of Delaware, each stockholder could be held liable for payment to our creditors of such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve. The liability of any stockholder would be limited to the amounts previously received from us by such stockholder in our dissolution. Accordingly, in such event, a stockholder could be required to return part or all of the distributions previously made to such stockholder, and a stockholder could receive nothing from us under our Plan of Dissolution. Moreover, if a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a situation in which a stockholder may incur a net tax cost if the repayment of the amount previously distributed may not cause a commensurate reduction in taxes payable in an amount equal to the amount of the taxes paid on amounts previously distributed.

Stockholders will not be able to buy or sell shares of our common stock after we dissolve.

We intend to discontinue trading of our stock on the Nasdaq Capital Market on, or as soon as possible after, the date on which we file our certificate of dissolution with the Secretary of State of the State of Delaware. This filing is expected to occur on or about 20 days after the mailing of our Information Statement to stockholders. After this time, there will be no further trading of our stock on the Nasdaq Capital Market or otherwise and we will not record any further transfers of our stock on our books except by will, intestate succession, or operation of law. Therefore, shares of our stock will likely not be freely transferable nor issuable upon exercise of outstanding options after the date of filing of a certificate of dissolution with the Secretary of State of the State of Delaware. All liquidating distributions from us after the date of filing of our certificate of dissolution with the Secretary of State of the State of Delaware will be made to our stockholders pro rata according to their respective holdings of stock as of the date of filing of the certificate of dissolution.

We intend to cease filing reports with the SEC.

We are currently obligated to comply with the applicable reporting requirements of the Exchange Act. In order to eliminate expenses we incur to comply with these requirements, and because our securities will no longer be traded, we intend to cease filing with the SEC, including annual and quarterly reports under the Exchange Act as soon as permissable under SEC rules after the filing of our certificate of dissolution with the Secretary of State of Delaware.

Risks Related to Our Business

We have not yet been able to finance our operations with the cash generated from our business. If the Asset Sale is not consummated and we do not generate cash sufficient to finance our operations, we will need additional financing to continue our growth.

We have not yet generated sufficient cash from operations to finance our business. Our financial statements have been prepared assuming that we would continue as a going concern. Operations to date have been financed principally through the private placement of equity securities, debt securities convertible to equity, and the cash we acquired in the Ithaka merger. We have not reported an operating profit for any year since our inception.  From our inception through December 31, 2008, we had an accumulated deficit of $116.9 million, and at December 31, 2008 had cash and cash equivalents of $5.6 million to finance operations. We expect to incur net losses for the foreseeable future. These losses may be substantial and we may never achieve or maintain profitability. These factors raise substantial doubt about our ability to continue as a going concern, which is why we are completing the Asset Sale.

Our cash and cash equivalents on hand, and our projected cash flows, are not sufficient to take us to cash flow positive based on our current business plan.  If we do not close the Asset Sale and were to try to continue operations, we will need additional debt or equity financing no later than the second quarter of 2009.  Prior to agreeing to the Asset Sale, we were pursuing efforts to secure such funding but were not successful. The current market for debt and equity financing is challenging and the additional financing that we require may not be available at all or, if available, may be on terms unfavorable to us and our stockholders, and would substantially dilute current ownership interests.

Our loan with GE Capital had an outstanding balance of $3.7 million as of December 31, 2008, and requires that we make monthly principal payments of $266,667, until the loan is repaid in full in February 2010.  Our agreements with GE Capital provide GE Capital with a lien on all of our principal assets other than intellectual property.  If we default on a payment due to GE Capital, and the default is not waived, GE Capital can foreclose on our assets, including seizing our cash and investments accounts.  If GE Capital were to seize our cash and investments accounts or otherwise foreclose on our assets, it would materially harm our business, and could force us to cease operations, declare bankruptcy, or both.  We are currently in compliance with the covenants of our debt facility.  However, if we do not close the Asset Sale and are unsuccessful in raising additional funds and we default on a payment to GE Capital, GE Capital could seize our remaining cash and investments.  We cannot guarantee that we will be successful in raising additional funds.

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

Although we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and such losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same loss rates that we have in the past, especially given the current turmoil of the worldwide economy. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery.   If the economy or markets in which we operate do not continue at their present levels, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could have a combined negative impact on the results of our operations.

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

A significant portion of our sales in Europe are to a few key distributors.  In 2006, Euromed and Fuchs Medical accounted for 24% and 4%, respectively, of our revenue. In 2007, Elan accounted for 15% of our revenue and Euromed and Fuchs Medical each accounted for 3%, respectively, of our revenue. In 2008, Elan accounted for 23% of our net revenues.  From time to time, other international distributors may also account for a large portion of our revenue. Our contract with Euromed covered Austria and Germany. We decided to terminate our contract with Euromed effective May 2007, in order to enter into a new contract with Elan for Austria and Germany (which had previously acted as Euromed’s subdistributor of our products in Germany). Our contracts with Elan and other international distributors do not assure us significant minimum purchase volume. If a contract with a distributor is terminated for cause or by us for convenience, the distributor will have no obligation to purchase products from us. Our contracts with future distributors will typically have similar terms, and will not assure us of long-term minimum purchase volumes. The loss of, or any sudden decline in business from, any significant distributor, likely would lead to a significant decline in our revenue. We may not be able to retain this or other large customers or any other significant distributor. If we were to lose any large distributor, it may take significant time to replace the distributor and the revenue generated by them, and we may not ultimately be able to do so.

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

In 2004, we submitted a 510(k) notification to the FDA to have our products cleared for cardiac arrest. In March 2005, the FDA convened a meeting of the Circulatory System Devices Panel to consider the data submitted in the 510(k) notification. Following that meeting in 2005, we withdrew our request for cardiac arrest clearance because the FDA stated that it would require additional safety and efficacy data from a randomized, controlled human clinical trial. We decided not to conduct such a trial at that time because we wanted to focus on marketing our products for their cleared indications. Future trials may be expensive and time-consuming, and we cannot assure you that the FDA will ultimately grant our clearance or approval for such indications.

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

We do not track how physicians use our products after they are purchased, and cannot identify what percentage of our revenues is derived from off-label use. We are aware, however, that physicians in the United States are using our products off-label to treat cardiac arrest, and expect this use to increase. We believe this is due in large part to the 2006 American Heart Association recommendation that cooling be used to treat cardiac arrest. We have received increasing inquiries from U.S. physicians interested in using our products to treat cardiac arrest, in addition to cleared indications. In addition, in order to gather general market data and help us work with the FDA to design a clinical trial for cardiac arrest, in 2006 our field personnel began to ask hospitals why they are interested in purchasing our products. Of approximately 300 U.S. hospitals queried, over half indicated they are interested in cooling cardiac arrest patients, in addition to our cleared indications. We have also seen a similar level of interest in Europe, where our products are cleared for cardiac arrest. Based on these interest levels, we estimate it is possible that between 20% and 40% of our current U.S. revenues (or between 10% and 20% of our worldwide revenues) could be derived from off-label use. We also estimate that over time up to 50% of our U.S. revenues (or approximately 25% of our worldwide revenues) could be derived from purchases of our products to treat cardiac arrest.

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

The FDA also required that we conduct a post market surveillance, or PMS, study of 200 patients treated with our Cool Line versus 200 patients from the same hospitals treated with conventional fever control therapies. Since the study began, we have submitted several quarterly and annual reports to the FDA on the progress of the PMS study. Currently, we have reported information regarding 208 patients enrolled in the study, which we believed showed good safety results. However, if these results or subsequent PMS safety data ultimately cause the FDA to conclude that our Cool Line catheters pose a statistically significant safety risk, the FDA could require that we conduct additional clinical studies or recall the Cool Line in the United States. Either of these potential FDA actions could materially impact the sales and marketability of our Cool Line products in the United States.

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

Our ability to compete effectively depends upon our ability to distinguish our products and includes such factors as:

●	product performance;

●	development of successful distribution channels, both domestically and internationally;

●	success and timing of new product development and introductions;

●	intellectual property protection; and

●	quality of customer support.

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

In manufacturing our products, we depend on third parties to supply various components. Many of these components require a significant degree of technical expertise to produce. Complex medical devices, such as our CoolGard and Thermogard systems, can experience performance problems in the field that require corrective action. If our suppliers fail to produce components to our specifications, or if the suppliers or we use defective materials or poor workmanship in the manufacturing process, the reliability and performance of our products will be compromised. We cannot assure you that our testing procedures will adequately identify all defects in our products or that component failures, manufacturing errors, or inadequate labeling, which could result in an unsafe condition or injury to the operator or the patient, will not occur. If any defects occur, we may incur warranty or repair costs, be subject to claims for damages related to product defects, be required to recall products, or experience manufacturing, shipping or other delays or interruptions as a result of these defects. Any recall would divert management attention and financial resources and could expose us to product liability or other claims, which may not be adequately covered by insurance, and may harm our reputation with customers. A recall involving our CoolGard or Thermogard systems could be particularly harmful to our business and financial results, because our CoolGard and Thermogard systems are necessary components that allow our catheters to work.

Our failure to maintain Nasdaq listing requirements could cause our common stock to be delisted.

We intend to delist and remove our stock from trading on the Nasdaq Capital Market immediately upon the closing of the Asset Sale.  However, if the Asset Sale is not consummated and we elect to remain publicly traded, our stock could face the risk of being delisted.

If our common stock closes below $1.00 for thirty consecutive trading days, as occurred in the fourth quarter of  2008, we could be subject to Nasdaq delisting procedures if such noncompliance is not rectified within 180 calendar days, which would require our stock price to be $1.00 or more for at least 10 consecutive trading days.  In the event we do not re-establish compliance within such 180 day period, we may be granted an additional 180 calendar days to re-establish compliance provided we at least satisfy the initial listing criteria of the Nasdaq Capital Market other than the minimum bid price requirement as of the expiration of the initial 180-day period.

Given the current extraordinary market conditions, NASDAQ suspended the bid price and market value of publicly held shares requirements through Monday April 20, 2009. On October 16, 2008 and as extended on December 18, 2008, NASDAQ filed an immediately effective rule change with the SEC, such that companies will not be cited for any new concerns related to bid price or market value of publicly held shares deficiencies.  The duration of this relief is uncertain, however, and if minimum trading pricing are reinstated, and we do not meet them, we may be delisted from trading.

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

International sales accounted for 48% and 49% of our revenue for 2008 and 2007, respectively. If we do not consummate the Asset Sale and are able to raise funds to continue operations, then we believe that a significant percentage of our future revenue will continue to come from international sales. In particular, we rely on a network of third-party distributors to market and sell our products in non-U.S. markets. The success of our international sales depends upon a number of factors beyond our control, including the effectiveness and skill of our distributors and their willingness to commit resources and prioritize the sale of our products. These parties may not have the same interests as we do in marketing our products. If these distributors do not actively sell our products, we may be unable to increase or maintain our current level of international revenue. In order to grow our business and expand the territories into which we sell our products internationally, we will need to attract additional skilled distributors in key geographic areas. We cannot assure you that distributors will be available on acceptable terms.

Additionally, international sales are subject to a number of other risks, including:

●	reduced protection for intellectual property rights in some countries;

●	export restrictions, trade regulations and foreign tax laws;

●	fluctuating foreign currency exchange rates;

●	foreign certification and regulatory requirements;

●	customs clearance and shipping delays; and

●	political and economic instability.

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

Compliance with FDA, state and other regulations is complex, expensive and time-consuming. The FDA and state authorities have broad enforcement powers. Federal and state regulations, guidance, notices and other issuances specific to medical devices regulate, among other things:

●	product design, development, manufacturing and labeling;

●	product testing, including electrical testing, transportation testing and sterility testing;

●	pre-clinical laboratory and animal testing;

●	clinical trials in humans;

●	product safety, effectiveness and quality;

●	product manufacturing, storage and distribution;

●	pre-market clearance or approval;

●	record keeping and document retention procedures;

●	product advertising, sales and promotion;

●	PMS and medical device reporting, including reporting of deaths, serious injuries or other adverse events or device malfunctions; and

●	product corrective actions, removals and recalls.

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

Modifications to our CoolGard and Thermogard systems may require that we apply for additional 510(k) clearances. Any modification to a 510(k)-cleared device that would constitute a change in its intended use, design or manufacture could require a new 510(k) clearance or, possibly, a PMA. If the FDA requires that we submit a new 510(k) or PMA application for the modifications, we may be required to cease promoting or to recall the modified product until we obtain clearance or approval. In addition, we could be subject to fines or other penalties. We may not be able to obtain additional 510(k) clearances or PMAs for new products or for modifications to, or additional indications for, our existing products in a timely fashion, or at all. Delays in obtaining future clearances would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and future profitability.

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

In addition to FDA regulations, we are subject to extensive U.S. federal and state regulations and the regulations of foreign countries in which we conduct business. The laws and regulations that affect our business, in addition to the Federal Food, Drug and Cosmetic Act and FDA regulations include, but are not limited to:

●	State consumer, food and drug laws, including laws regulating manufacturing;

●	the federal anti-kickback statute, which prohibits compensation for arranging a good or service paid for under federal health care programs;

●	Medicare regulations regarding reimbursement and laws prohibiting false reimbursement claims;

●	federal and state laws protecting the privacy of patient medical information, including the Health Insurance Portability and Accountability Act;

●	the Federal Trade Commission Act and similar laws regulating advertising and consumer protection; and

●	regulations similar to the foregoing outside the United States.

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

If do not consummate the Asset Sale and were to remain a publicly traded company, then we will need to strengthen our internal controls over financial reporting in order to ensure that we are able to report financial results accurately and on a timely basis. If we fail to achieve and maintain effective controls and procedures for financial reporting, we could be unable to provide timely and accurate financial information.

Prior to our merger with Ithaka Acquisition Corp. in June 2007, we operated as a relatively small privately held company.  We have incurred, and will continue to incur, substantial expenses related to improving our internal controls over financial reporting that we will need to strengthen so that we can meet our reporting obligations as a public company in a timely and accurate manner. However, we cannot assure you that material weaknesses, significant deficiencies and control deficiencies in our internal controls over financial reporting will not be identified when we are required to conclude on the effectiveness of our internal control over financial reporting. We will incur substantial expenses relating to improving our internal control over financial reporting. Our accounting and financial reporting functions may not currently have all of the necessary resources to ensure that we will not have significant deficiencies or material weaknesses in our system of internal control over financial reporting. The effectiveness of our internal control over financial reporting may in the future be limited by a variety of factors including:

●	faulty human judgment and simple errors, omissions or mistakes;

●	inappropriate management override of policies and procedures; and

●	the possibility that any enhancements to disclosure controls and procedures may still not be adequate to assure timely and accurate financial information.

If we fail to achieve and maintain effective controls and procedures for financial reporting, we could be unable to provide timely and accurate financial information.  In accordance with Section 404 of the Sarbanes Oxley Act of 2002, we will be required to file an auditor’s attestation report on the effectiveness of our internal control over financial reporting when we file our annual report for our fiscal year ending on December 31, 2009.

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and products. As of December 31, 2008, our products were covered by 34 issued U.S. patents. We also have U.S. patent applications pending directed to current and future products. As of December 31, 2008, our products were covered internationally by five issued patents. We have other foreign patent applications pending directed to current and future products. Our patents covering our key markets generally expire between 2018 and 2022. Our foreign patents and applications include patents filed initially in certain countries and patents filed initially in the United States for which it then sought foreign coverage by way of the Patent Cooperation Treaty, or PCT. We cannot be certain which, if any, of its patents individually or as a group will permit us to gain or maintain a competitive advantage. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will provide meaningful protection against competitors or against competitive technologies. Furthermore, the issuance of a patent is not conclusive as to its validity or enforceability. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. Competitors could reverse engineer our products and attempt to replicate them, design around our protected technologies or develop their own competitive technologies that fall outside of our intellectual property rights. In addition, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

We use trademarks to protect our company name and certain of our product names. Alsius, CoolGard, Thermogard, Cool Line, Icy, Fortius, Quattro and Solex are registered trademarks in the United States and the European Union.  We may also rely on common law protections from time-to-time for unregistered trademarks. Since no registration is required in order to establish common law rights to a trademark, it can be difficult to discover whether anyone has trademark rights in a particular mark. If we have to change our name or the name of our products due to infringement, we may experience a loss in goodwill associated with our brand name, customer confusion and a loss of sales.

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

Zoll filed, but did not serve, a patent infringement complaint against us claiming that certain of our temperature management products infringe upon two temperature management patents Zoll purchased from a defunct competitor of ours.  Zoll has agreed that during the pendency of our Asset Sale to Zoll, it will not serve us or take any action to pursue or resume the case. However, if the Asset Sale were not to close and the litigation with Zoll were to resume, we would incur significant costs to defend it and pursue counterclaims against Zoll, and as litigation is unpredictable, there is no assurance as to whether we would achieve a favorable outcome.  A loss may involve the payment of damages and/or an injunction prevent us from selling some or all of our products.

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

We do not own real property. Our principal executive office is located at 15770 Laguna Canyon Road, Suite 150, Irvine, California 92618, where we lease approximately 27,000 square feet under a lease that expires on December 31, 2011 with an option to extend the lease for an additional three-year term at market rates. We believe our existing facilities are adequate for our current needs.  We also lease approximately 1,450 square feet in Wateringen, the Netherlands, for our European service center. This lease expires on May 31, 2010.

In connection with the Asset Sale, Zoll has agreed to assume the European service center lease.  However, Zoll is not assuming our Irvine, California, headquarters lease.  We intend to negotiate with our landlord to terminate our headquarters lease in connection with the Asset Sale, which may involve paying a termination fee.  We estimate the total remaining charges under the term of the lease to be $1.4 million (including rent and related common area expenses) if were required to bear the entire lease cost.

Item 3.	Legal Proceedings

Zoll filed a patent infringement complaint against us in the United States District court Central District of California on January 29, 2009.  However, Zoll agreed that during the pendency of our Asset Sale to Zoll, it will not serve the Company or take any action to pursue or resume the case.  If the Asset Sale were not to close and the litigation with Zoll were to resume, we would incur significant costs to defend it and pursue counterclaims against Zoll.  Our efforts to raise funding to support operations would have to include a substantial allocation to cover the cost of litigation.  We believe we have a strong defense position and strong counterclaims to Zoll’s claims against us, but litigation is unpredictable and there is no assurance as to whether we would achieve a favorable outcome.  A loss may involve the payment of damages and/or an injunction that prevents us from selling some or all of our products.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2008.

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

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
Fiscal year ended December 31, 2008:
Fourth quarter	$1.10	$0.29	$1.04	$0.31	$0.06	$0.01
Third quarter	3.00	0.99	2.60	0.77	0.20	0.02
Second quarter	3.25	0.87	1.84	0.65	0.54	0.11
First quarter	5.25	3.25	4.08	1.80	0.85	0.26

Fiscal year ended December 31, 2007:
Fourth quarter	$8.38	$3.75	$6.19	$2.77	$1.35	$0.35
Third quarter	8.50	8.49	6.35	6.06	1.52	1.20
Second quarter	6.40	6.40	5.15	5.10	0.70	0.66
First quarter.	6.69	6.30	5.52	5.40	0.58	0.41

At February 27, 2009, there were approximately 35 holders of record of our common stock.

We have never paid cash dividends on our common stock. We currently intend to retain any earnings for use in our business, and do not anticipate paying cash dividends in the foreseeable future.  In addition, under the terms of the Term Loan with Merrill Lynch Capital (now GE Capital), we are restricted from paying cash dividends on our common stock. We are restricted from making certain distributions, including cash dividends. We are currently in compliance with such restrictions.

Securities Authorized For Issuance Under Equity Compensation Plans

Set forth in the table below is information regarding outstanding equity awards made through equity compensation plans as of the end of the most recently completed fiscal year.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders

2006 Equity Incentive Plan	1,592,369	$2.86	1,887,521

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,592,369	$2.86	1,887,521

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

	Fiscal Year Ended
	2008 (3)	2007 (3)	2006	2005	2004
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenue	$12,461	$9,114	$5,979	$3,223	$1,641
Cost of revenue (1)	9,089	7,341	6,167	3,620	2,011
Gross margin (loss)	3,372	1,773	(188)	(397)	(370)

Operating expenses:
Research and development (1)	4,234	3,920	2,948	3,466	3,331
Sales and marketing (1)	12,373	11,211	6,045	4,464	3,309
General and administrative (1)	4,992	5,471	4,352	1,491	1,348

Total operating expenses	21,599	20,602	13,345	9,421	7,988

Loss from operations	(18,227)	(18,829)	(13,533)	(9,818)	(8,358)

Interest income	247	708	76	189	98
Interest expense	(660)	(4,149)	(2,064)	(373)	(5)
Other income (expense)	—	35	(2,057)	(120)	45

Net loss	$(18,640)	$(22,235)	$(17,578)	$(10,122)	$(8,220)

Net loss per share – basic and diluted (2)	$(0.89)	$(1.49)	$(1.60)	$(0.92)	$(0.75)

Balance Sheet Data at Fiscal Year End:
Cash and cash equivalents	$5,605	$24,427	$647	$5,309	$10,335
Working capital (deficit)	7,681	25,680	(8,763)	5,294	11,784
Total assets	17,074	35,602	6,240	9,492	14,137
Long-term obligations	626	3,717	6,468	3,266	8
Redeemable convertible preferred stock	—	—	46,643	46,643	46,643
Shareholders’ equity (deficit)	9,368	24,012	(60,355)	(43,358)	(33,497)

(1)
We adopted SFAS No. 123(R), “Share-Based Payment,” on January 1, 2006. As a result, stock-based compensation expense included within cost of revenue and operating expenses in fiscal 2008, 2007 and 2006 is based on the fair value of all stock options. Non-cash employee stock-based compensation expense included in our consolidated statements of operations was as follows (in thousands):

	Fiscal Year Ended
	2008	2007	2006	2005	2004
Cost of revenue	$297	$238	$23	$4	$—
Research and development	587	582	48	30	—
Sales and marketing	1,176	985	149	110	—
General and administrative	1,489	1,582	354	116	—

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

You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and related Notes thereto included in Part II, Item 8 of this Report and the Risk Factors included in Part I, Item 1A of this report, as well as other cautionary statements and risks described elsewhere in this report ..

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

We began selling our products in the United States in April 2004 and, as of December 31, 2008, had established a U.S. installed base of over 327 systems in 169 hospitals, of which 293 had been sold and 34 were under evaluation. Our U.S. installed base includes 10 systems that we sold in the second quarter of 2008 to a third party who intends to rent them to hospitals.  We began building a current network of independent distributors in Europe in February 2004, and as of December 31, 2008, had established a European installed base of over 409 systems in 217 hospitals, of which 380 had been sold and 29 were under evaluation. In other parts of the world as of December 31, 2008, we had an installed base of 49 systems, of which 45 had been sold and 4 were under evaluation.  We generated revenues of $12.5 million in the year ended December 31, 2008, which represents revenue growth of 37% from the year ended December 31, 2007. We had a net loss of $18.6 million in the year ended December 31, 2008. International sales accounted for 48% of our revenue in the year ended December 31, 2008.

We have FDA clearance to market our products in the United States for fever control in certain neuro-intensive care patients and temperature management in cardiac and neuro surgery patients. We have broader clearance to market our products in Europe, Canada, China and Australia, including clearance for cardiac arrest, and are in the process of obtaining clearances to sell our products in Japan and other Asian countries. We only market our products for treatments in the specific cleared indications; however, this does not prevent physicians from using our products for non-cleared, or off-label, uses. As of December 31, 2008, we employed 15 direct sales people, a director of sales, a vice president of worldwide sales and marketing, two regional sales managers, a corporate accounts manager, a government-military accounts manager, an international accounts manager, five clinical application specialists and a director of clinical education in the United States and over 33 independent international distributors covering over 42 countries.

On February 19, 2009, we entered into a Purchase Agreement to sell substantially all of our assets to Zoll, as discussed elsewhere herein.  We expect to complete the Asset Sale in the second quarter of 2009.  However, if the Asset Sale is not consummated, our cash position would require that we immediately raise working capital or cease operations.

Results of Operations

Years Ended December 31, 2008 and 2007

Revenue. Revenue was $12.5 million for the year ended December 31, 2008, an increase of $3.4 million or 37%, from $9.1 million for the year ended December 31, 2007. During 2008, we introduced a new product, Thermogard XP, resulting in an approximate 20% increase in average selling prices for systems.  Our revenue also reflects an approximate 12% increase in average selling prices for disposable units. During the year ended December 31, 2008, we sold 10,392 catheters and 9,668 start-up kits, an increase of 40% and 43%, respectively, from the 7,436 catheters and 6,750 start-up kits sold during the year ended December 31, 2007.  Sales of our CoolGard and Thermogard systems decreased from 218 in 2007 to 211 during 2008.  Our 2007 results include the sale of 23 systems in one European country, France, which has not recurred in 2008.  The sales in 2007 were purchased by our French distributor to provide systems for two multiple-site clinical trials.  These systems were used for the trials and subsequently sold to the hospitals in 2008.  Sales of our CoolGard and Thermogard systems accounted for 41% and 48% of revenue and sales of catheters and start-up kits accounted for 53% and 47% of our revenue for the year ended December 31, 2008 and 2007, respectively.  Sales in the United States accounted for 52% of our revenue for 2008, compared to 49% for 2007.

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

Cost of revenue was $9.1 million for the year ended December 31, 2008, an increase of $1.8 million or 25%, from $7.3 million for the year ended December 31, 2007. Cost of revenue increased primarily due to increased sales volume.  These costs include approximately $0.4 million related to a write-down of and a reserve on our physical inventory in the quarter ended September 30, 2008.  As a percentage of revenue, cost of revenue decreased from 81% of sales for 2007, to 73% of sales for 2008. The percentage decrease was primarily due to the realization of cost reduction programs and higher average selling prices as a result of an increase in sales to domestic U.S. customers, to whom we sell directly, versus international sales which are made through distributors. Stock based compensation increased in the year ended December 31, 2008 by $0.1 million as compared to the year ended December 31, 2007 due to the grant of stock options and restricted stock units under our 2006 Equity Incentive Plan.

Research and development expense. Research and development expense consists of costs related to our regulatory and product development activities. Research and development expense has been, and we anticipate in the future will be, highest when we are actively engaged in human clinical trials to support new regulatory clearances. Research and development expense was $4.2 million for the year ended December 31, 2008, an increase of $0.3 million, or 8%, from $3.9 million for the year ended December 31, 2007. This increase is primarily attributable to compensation related costs of $0.1 million associated with increased headcount, $0.3 million associated with material cost to test two new catheters, partially offset by $0.1 million in reduced regulatory costs to clear products for sale in Japan.

Sales and marketing expense. Sales and marketing expense consists of costs related to our direct sales force personnel, clinical application specialists, travel, trade shows, advertising, entertainment, and marketing materials provided to our international distributors. Sales and marketing expense was $12.4 million for the year ended December 31, 2008, an increase of $1.2 million, or 11%, from $11.2 million for the year ended December 31, 2007. This increase was primarily attributable to the growth of our direct sales force and marketing activities to support our worldwide market expansion, resulting in increased compensation and commission costs of $0.8 million, and increased advertising, public relations and outside services expenses of $0.3 million. Stock based compensation increased by $0.2 million associated with our 2006 Equity Incentive Plan.

General and administrative expense. General and administrative expense consists of costs related to personnel, legal, accounting and other general operating expenses. General and administrative expense was $5.0 million for the year ended December 31, 2008, a decrease of $0.5 million or 9%, from $5.5 million for the year ended December 31, 2007. The decrease was primarily attributable to a decrease of $0.4 million in legal and accounting fees related to our merger with Ithaka in 2007 and of $0.1 million associated with our 2006 Equity Incentive Plan.

Interest income. Interest income was $0.2 million for the year ended December 31, 2008, a decrease of $0.5 million, or 71%, from $0.7 million for the year ended December 31, 2007. This decrease was due to the lower levels of cash invested.

Interest expense. Interest expense was $0.7 million for the year ended December 31, 2008, a decrease of $3.4 million, or 83%, from $4.1 million for the year ended December 31, 2007. Interest expense in 2008 primarily resulted from our borrowings from Merrill Lynch Capital (now GE Capital).  In 2007, we incurred $0.2 million of interest on these borrowings, $0.2 million related to borrowings from other finance companies, and $2.6 million related to the bridge notes, all of which were repaid in the Ithaka merger in June 2007.

Other income (expense). Other income (expense) was zero for the year ended December 31, 2008 as compared to $0.04 million of other expense for the year ended December 31, 2007. This was primarily due to the decrease in the fair value adjustments of the warrant liabilities and embedded derivatives associated with the May 2005 secured promissory note and the 2006 bridge notes as these items were either repaid or converted in the Ithaka merger in June 2007.

Years Ended December 31, 2007 and 2006

Revenue. Revenue was $9.1 million for the year ended December 31, 2007, an increase of $3.1 million or 52%, from $6.0 million for the year ended December 31, 2006. The increase was attributable to an increase in the sale of our catheters and start-up kits due to our growing installed base of CoolGard and Thermogard systems. During 2007, we sold 7,436 catheters and 6,750 start-up kits, an increase of 32% and 42%, respectively, from the 5,613 catheters and 4,754 start-up kits sold during 2006. In addition, we increased sales of our CoolGard and Thermogard systems from 157 in 2006 to 218 in 2007. Sales of our CoolGard and Thermogard systems accounted for 48% and 48% of revenue and sales of catheters and start-up kits accounted for 47% and 48% of our revenue for 2007 and 2006, respectively.  Sales in the United States accounted for 51% of our revenue for 2007 and 43% for 2006. The increase in sales to domestic customers, to whom we sell directly, allowed us to realize higher average selling prices.

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

Quarterly Financial Information (Unaudited)

The following is a summary of the Company’s unaudited quarterly results of operations for fiscal 2008 and 2007 (in thousands, except share and per share data).

	Fiscal Quarter Ended
Fiscal 2008	December 31	September 30	June 30	March 31

Revenues	$3,840	$3,096	$3,022	$2,503
Gross margin	1,301	522	957	592
Net loss	(3,547)	(4,862)	(4,734)	(5,497)
Net loss per share, basic and diluted	(0.17)	(0.23)	(0.22)	(0.27)

	Fiscal Quarter Ended
Fiscal 2007	December 31	September 30	June 30	March 31

Revenues	$2,709	$1,880	$2,500	$2,025
Gross margin	754	608	331	80
Net loss	(5,665)	(5,252)	(4,959)	(6,359)
Net loss per share, basic and diluted (1)	(0.31)	(0.29)	(0.42)	(0.58)

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

Liquidity and Capital Resources (dollars in thousands, except share and per share data)

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

In May 2007, we and Merrill Lynch Capital amended our promissory note to provide for an additional $2.0 million of borrowing for an aggregate total of $10.0 million. The second tranche of $2.0 million was funded on May 11, 2007 with interest at the same rate as the original note and it was repaid upon the close of the Ithaka merger in June 2007. In connection with the second tranche, we did not issue any additional warrants but we did incur a fee of $0.2 million, which was paid out of proceeds.  In June 2007, we borrowed $1.5 million in an unsecured promissory note from a financing company, Cheyne Capital, a shareholder of Ithaka.  The interest rate on this note was 15% and we incurred a fee of 7.5% which was paid out of proceeds.  We repaid this unsecured promissory note in July 2007.  We consummated our merger with Ithaka in June 2007, and in that transaction we acquired approximately $40.0 million of net assets (see Note 3 of the accompanying Notes to Consolidated Financial Statements).

As of March 31, 2009, we owed a total of $2.9 million to GE Capital.  In connection with the closing of the Asset Sale to Zoll, we intend to repay GE Capital in full in the amount of $3.1 million which consists of principal and estimated accrued interest and fees through the closing.

We have incurred significant net losses since inception and have relied on our ability to obtain financing.  As of December 31, 2008, we had $5.6 million in cash and cash equivalents to finance operations and satisfy our obligations.  If the Asset Sale is consummated, we will have sufficient capital to meet our reduced operational needs for the next twelve months.  If the Asset Sale is terminated, unless we are able to secure debt or equity financing, we will not have sufficient capital to meet our operational needs for the next twelve months.

We have incurred significant net losses since inception, and have relied on our ability to obtain financing, which to date has been through a merger, the sale of redeemable convertible preferred stock and the issuance of promissory notes. We expect operating losses and negative cash flows to continue for the foreseeable future as we incur additional costs and expenses related to continued development of our products, and obtaining FDA approval for new indications. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include adjustments relating to the recoverability of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to establish profitable operations, or to secure other sources of financing to fund operations.

Years Ended December 31, 2008 and 2007

As of December 31, 2008, we had cash and cash equivalents of $5.6 million, working capital of $7.7 million and an accumulated deficit of $116.9 million.

Cash flows used in operating activities. Net cash used in operations was $15.1 million for the year ended December 31, 2008 and $20.7 million for the year ended December 31, 2007. The net cash used in each of these periods primarily reflects the net loss for those periods, offset by non-cash charges such as depreciation and amortization, stock-based compensation, amortization of debt discounts and the change in fair value of warrant liabilities associated with the May 2005 and February 2007 secured promissory notes and Merrill Lynch Capital Term Loan and the change in the fair value of the warrant liabilities and embedded derivatives associated with our 2006 bridge notes.  Non-cash charges for depreciation and amortization, stock-based compensation, amortization of debt discounts and debt issuance costs and the change in fair value of warrant liabilities and embedded derivatives totaled $4.3 million and $6.6 million for the years ended December 31, 2008 and 2007, respectively, representing a $2.3 million decrease. This decrease was primarily comprised of a $0.2 million increase in stock-based compensation offset by a decrease of $2.6 million of amortization of discounts on promissory notes since we converted or repaid our debt instruments in June 2007.

Cash flows used in investing activities. Net cash used by investing activities was $1.0 million for the year ended December 31, 2008 and consisted of capital expenditures.  Net cash provided by investing activities was $40.6 million for the year ended December 31, 2007 and consisted $41.5 million of net cash received in the Ithaka merger and offset by $0.9 million of capital expenditures. The increase in capital expenditures is primarily attributable to the January 2008 release of our Thermogard XP system and the subsequent placement of these systems into our evaluation equipment pool.

Cash flows from financing activities. Net cash flows used by financing activities were $2.7 million for the year ended December 31, 2008 compared to $3.9 million provided by financing activities for the year ended December 31, 2007. Cash flows from financing activities in 2008 reflects $0.5 million in net proceeds from our warrant exchange program offset by $3.2 million in repayment of the borrowings from Merrill Lynch.

Cash flows provided by financing activities in the year ended December 31, 2007 were $3.9 million and primarily represent $13.0 million in proceeds from the 2006 bridge notes and other borrowings, offset by $7.7 million in principal payments, $0.9 million in payments to convert common stock in connection with the Ithaka acquisition, and $0.3 million of debt issuance costs.

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

Cash flows used in investing activities. Net cash provided by investing activities was $40.6 million for the year ended December 31, 2007 and consisted of $41.5 million in net cash received in the merger with Ithaka, offset by $0.9 million in capital expenditures. Net cash used in investing activities was $0.3 million for the year ended December 31, 2006, and consisted of capital expenditures.

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

Uses of Capital Resources

The following table summarizes information about our material contractual obligations as of December 31, 2008:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating leases	$1,126	$378	$748	$—	$—
Long-term debt (excluding discount of $51)	$3,773	$3,216	$557	$—	$—
Capital leases	$82	$27	$55	$—	$—

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

In connection with the Asset Sale, Zoll has agreed to assume the European service center lease.  However, Zoll is not assuming our Irvine, California, headquarters lease.  We are currently negotiating with our landlord to terminate our headquarters lease in connection with the Asset Sale, which may involve paying a one-time termination fee.  We estimate the total remaining charges under the term of the lease to be $1.4 million (including rent and related common area expenses) if we are required to bear the entire lease cost.

Long-term debt .  The senior secured credit facility with Merrill Lynch Capital (now GE Capital), entered into in February 2007 and amended in May 2007,  consists of a $10.0 million term loan with an interest rate of one month LIBOR plus 6.50%, and the outstanding balance at December 31, 2008 is $3.7 million.   The term loan requires interest only payments for the first six months and interest and principal payments for each month thereafter through February 2010.  Based on the current interest rate at December 31, 2008, we estimate that our interest payments for fiscal 2009 will be $206 and in fiscal 2010 until maturity will be $6.  As of March 31, 2009, we owed a total of $2.9 million to GE Capital. In April 2008, we entered into a new equipment financing agreement for $51 which requires monthly payments through April 2011.

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

Uncertain tax liabilities. At December 31, 2008, we had uncertain tax positions which ultimately could result in a tax payment.

Plan of Dissolution (dollars in thousands, except share and per share data)

After the consummation of the Asset Sale, we anticipate that an initial distribution of liquidation proceeds will be made to our stockholders within 90 days.  As we liquidate our remaining assets and pay off our outstanding liabilities, we will distribute additional liquidation proceeds, if any, to our stockholders as the Board or its authorized designees deem appropriate. A final $1 million will be held in trust for one year from the closing date of the Asset Sale to cover potential indemnity obligations to Zoll under the Purchase Agreement for the Asset Sale.  We currently estimate that the aggregate amount ultimately distributed to our stockholders will be approximately $7.6 million, or $0.34 per share of our common stock.  However, the amounts to be distributed to our stockholders may be less if we incur greater liabilities than anticipated in winding down our affairs and/or less revenue than anticipated through the closing of the Asset Sale.  (Alternatively, it is possible that we could distribute more than currently estimated if liabilities are less than expected and/or revenues are greater than expected.)  A key factor in maximizing potential distributions is the timing of the closing of the Asset Sale, which is subject to certain risks and uncertainties.  To the extent the closing of the Asset Sale is delayed beyond April 2009, we anticipate incurring additional operating expenses of up to $1 million per month to operate the Company through closing.

The following is a current estimate of cash assets and liabilities, and net available funds to distribute to stockholders, that will be available following the sale of substantially all of the Company’s assets to Zoll, such amounts being only estimates and subject to risks and uncertainties, such as unknown liabilities and claims, and the extent to which accounts receivable can be collected, that may significantly vary the amount, ultimately available to distribute to stockholders:

Assets

Proceeds of Asset Sale	$12.0 million
Zoll Purchase Order	$ 3.0 million
Cash & equivalents at closing	$ 2.0 million
Collections on A/R	$ 2.0 million
Total Assets	$19.0 million

Liabilities

Debt to GE (secured lender)	$ 3.7 million
Accounts Payable	$ 1.4 million
Wind down Liabilities	$ 6.3 million
Total Liabilities	$11.4 million

Net Available for Distribution	$7.6 million
($0.34 per share based on 22,400,000 fully-diluted shares)

The following highlights certain significant expenses that will be incurred in connection with the winding down of the Company’s affairs.

Severance Benefits

The amount of severance benefits payable to our officers and other employees pursuant to their employment agreements or our severance plan is $1.4 million, plus $0.1 million of associated payroll taxes.  Pursuant to our Change in Control Plan, Vice Presidents will receive six months' base salary and continuation of benefits, and Director level employees will receive three months' base salary and continuation of benefits.  Other employees are typically given up to one month's base pay as severance.  Mr. Worthen, our CEO, will receive twelve months' base salary and continuation of benefits pursuant to his employment agreement.  In addition, all restricted stock units ("RSUs") granted to current employees will vest upon the consummation of the Asset Sale, and each holder will receive the same distribution per share as stockholders.  The following is a summary of the RSUs that have been granted to our executive officers:

Executive Officer	# of RSUs
William Worthen	425,000
Suzanne Winter	160,500
H. Michael Ameli	67,625

Lease Termination Costs

We lease office space for our corporate headquarters and operations in Irvine, California, consisting of approximately 27,000 square feet.  The term of the lease ends in December 2011.  As of December 31, 2008, our minimum future lease payments were approximately $1.4 million (including rent and related common area expenses).  As of June 1, 2009, the anticipated date to vacate our facilities assuming the Asset Sale is consummated and the Plan of Dissolution is implemented, the remaining rental expense under the lease through the end of its term is anticipated to be approximately $1.2 million (including rent and related common area expenses).

We intend to negotiate to terminate the lease with our landlord.  We currently do not know the amount of money we will be required to pay to terminate.  We are currently trying to locate a tenant to replace us at our facility and have the landlord release us from all future lease obligations.  In this case, the new tenant will likely pay lower rent than we do and we will have to pay the landlord some or all of the shortfall between our rent and that of the new tenant in order to secure a release of our lease obligations.  If we are unable to negotiate termination of our lease at acceptable terms, we may seek to sublease our corporate headquarters facility, which would require landlord consent, and may require that we remain obligated in the event the subtenant defaults on the lease.  This may require that we hold amounts in reserve during the lease term to cover potential liabilities.  We do not know whether we would be successful in identifying a subtenant and negotiating a sublease on acceptable terms, or if successful, how long it would take to complete such a transaction.

Long-term debt

The senior secured credit facility with Merrill Lynch Capital (now GE Capital), entered into in February 2007 and amended in May 2007,  consists of a $10.0 million term loan with an interest rate of one month LIBOR plus 6.50%, and the outstanding balance at December 31, 2008 is $3.7 million.   The term loan requires interest only payments for the first six months and interest and principal payments for each month thereafter through February 2010.  Based on the current interest rate at December 31, 2008, we estimate that our interest payments for fiscal 2009 will be $206 and in fiscal 2010 until maturity will be $6. As of our filing date, we owed a total of $2.9 million to GE Capital.  In connection with the closing of the Asset Sale, we intend to repay GE Capital in full in the amount of $3.1 million which consists of principal and estimated accrued interest and fees through the closing.  In April 2008, we entered into a new equipment financing agreement for $51 which requires monthly payments through April 2011.  We intend to terminate this agreement at the closing of the Asset Sale and expect to pay a termination fee of $39.

Capital leases

In June 2006, we entered into a new lease commitment for computer equipment over a period of 63 months for a total value of $106. In November 2006, we entered into a new lease commitment for office equipment over a period of 60 months for a total value of $14. In April 2007, we entered into a new lease commitment for machinery and equipment over a period of 48 months for a total value of $14.   We intend to terminate these leases at the closing of the Asset Sale and expect to pay termination fees of $82.

Uncertain Tax Liabilities

At December 31, 2008, we had uncertain tax positions which ultimately could result in a tax payment.  We have agreed to sell substantially all of our assets to Zoll, which may result in a gain on the sale of our assets and a required tax payment to the State of California, due to their discontinuation of allowing NOLs to be recognized in asset sales.  If a tax payment is owed to the State of California, it would reduce the funds available for distribution to shareholders.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in material off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements , which defines fair value, establishes a framework for consistently measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.

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

In accordance with SFAS 157, the following table represents the fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2008:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$5,605	—	—	$5,605

The adoption of SFAS 157 related to financial assets and liabilities did not have a material effect on our consolidated financial position, results of operations or cash flows.  The book values of cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments. We are currently evaluating the impact, if any, that SFAS 157 may have on our future consolidated financial statements related to nonfinancial assets and liabilities.

Effective September 30, 2008, we adopted Financial Staff Position No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP SFAS 157-3), which was issued on October 10, 2008. FSP SFAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for the financial asset is not active. The adoption of FSP SFAS 157-3 did not have an impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115.  SFAS No. 159 provides reporting entities an option to measure certain financial assets and liabilities and other eligible items at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have an impact on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) requires reporting entities to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under EITF 95-3 to be recorded as a component of purchase accounting.  In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal periods beginning after December 15, 2008 and should be applied prospectively for all business acquisitions entered into after the date of adoption. We do not expect the adoption of SFAS No. 141(R) to have an impact on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary by initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal periods beginning after December 15, 2008. We are currently evaluating the impact the adoption of SFAS No. 160 will have on our consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact, if any, SFAS No. 161 will have on our consolidated financial position, results of operations or cash flows.

In March 2007, the FASB ratified Emerging Issues Task Force Issue 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, (“EITF Issue 06-11”). Beginning January 1, 2008, we adopted EITF Issue 06-11. In accordance with the EITF Issue, we record a credit to additional paid-in capital for tax deductions resulting from a dividend payment on non-vested share awards we expect to vest. The adoption of EITF Issue 06-11 did not have any impact on our consolidated financial statements.

In June 2008, the FASB issued Financial Accounting Standards Board Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”). The FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in accordance with SFAS 128, Earnings per Share. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, we are required to retrospectively adjust our earnings per share data to conform with the provisions in this FSP. Early application of this FSP is prohibited. We are currently evaluating the impact that FSP 03-6-1 will have on our consolidated financial statements.

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

Revenue. We generate revenue primarily from the sale of our CoolGard and Thermogard systems, five families of single-use catheters and single-use start-up kits, one of which is required with each catheter used. In the United States, we have been selling our products through a direct sales force and are paid directly by the hospital purchasing our products. Outside of the United States, we have been selling our products to distributors at a discount to the list price and are paid directly by the distributor, who then sells to the hospital. Our revenue recognition policy is the same for both domestic customers and distributors.

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

We evaluate whether the separate deliverables in its arrangements can be unbundled. Sales of the CoolGard and Thermogard systems domestically to hospitals include separate deliverables consisting of the CoolGard or Thermogard system, disposables used with the system and installation. For these sales, we apply the residual value method in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables, which requires the allocation of the total arrangement consideration less the fair value of the undelivered element, which consists of installation, to the delivered elements. Through December 31, 2008, there was a limited number of the undelivered element, resulting in a minimal amount attributed to the undelivered element.

Explicit return rights are not offered to customers; however, we may accept returns in limited circumstances. We do not offer return rights for expired products to our customers. We assess levels of inventory in the distribution channel through regular communications with distributors by international sales and service personnel. The amount of returns through December 31, 2008 has been minimal. A sales return allowance has not been established because we believe returns will be insignificant.

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

Accounts receivable. We record accounts receivable based on the invoice amount and do not charge interest on outstanding balances. Allowances for doubtful accounts are estimated for losses resulting from the inability of our customers to make required payments. We analyze accounts receivable and historical bad debts, customer credit, current economic trends and changes in customer payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is determined that the receivable will not be recovered. Different estimates regarding the collectability of accounts receivable may have a material impact on the timing and amount of reported bad debt expense and on the carrying value of accounts receivable.  Zoll will not be acquiring our accounts receivable in connection with the Asset Sale.

Inventory. Inventory, consisting of finished goods, work-in-progress and raw materials is stated at the lower of cost (first-in, first-out) or market. Inventory reserves are established when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Our catheters have an expiration date of two years from the date of manufacture, which we have established based on safety standards. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Different estimates regarding the net realizable value of inventories could have a material impact on reported net inventory and costs of sales, and thus could have a material impact on the financial statements as a whole.  Zoll will be acquiring all of inventory in connection with the Asset Sale.

Warranty reserve. We provide a 12 month warranty from date of purchase for domestic customers and a 15 month warranty from date of purchase for distributors on our CoolGard and Thermogard systems, which covers parts, labor and shipping costs. We also allow our domestic customers one year from the date of purchase and our distributors two years from the date of purchase or the expiration date, whichever is shorter, to exchange any catheter or start-up kit that contains a defect. Accordingly, we have established a warranty reserve for our products. We estimate the costs that may be incurred under the warranties and record a liability for the amount of such costs at the time the products are sold. Factors that affect the warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and costs per claim, which requires management to make estimates about future costs. We periodically assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary. Although we test our products in accordance with our quality programs and processes, the warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Revisions to the originally estimated warranty liability would be required should actual product failure rates or service costs differ from original estimates, which are based on historical data. Differences could result in the amount of the recorded warranty liability and cost of sales if we made different judgments or used different estimates.  Zoll will be assuming the warranty obligations for our business in connection with the Asset Sale.

Stock-based compensation. We applied the principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees prior to January 1, 2006, which requires us to record compensation expense equal to the excess of the estimated fair value of our common stock over the employee option’s exercise price on the grant date, the intrinsic value, and record such compensation expense over the stock option’s vesting period. Effective January 1, 2006, we adopted the provisions of SFAS 123(R) using the prospective transition method. Under the prospective transition method, only new awards, or awards that have been modified, repurchased or cancelled after January 1, 2006, are accounted for using the fair value method. We will continue to account for awards outstanding as of January 1, 2006 using the accounting principles under APB No. 25. We also issue stock options to non-employees and apply the principles of EITF No. 96-18, Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which requires that such equity instruments are recorded at their fair value and periodically adjusted as the stock options vest. The fair value of our non-employee stock options is estimated using the Black-Scholes option pricing model, which requires the use of management’s judgment in estimating the inputs, including the expected term of the stock-based awards, stock price volatility, and pre-vesting forfeitures, used to determine fair value. Management’s estimate of the fair value of our common stock impacts compensation expense recorded in the results of operations for both employees and non-employees.

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

During the first six months of 2006, as we considered an initial public offering, we reassessed the valuations of common stock relating to option grants during the year ended December 31, 2005. We considered the expected value of our common stock in a planned initial public offering, in addition to our increasing sales, and favorable valuations of comparable publicly-traded medical device companies. As a result, the estimated fair value of our common stock in 2005 was greater than the exercise price of the stock options. We used a market-based approach in determining the fair value of our common stock as of each grant date, and also considered the following factors:

●	successive quarters of increased U.S. and international sales during 2005, which, by the end of the first six months of 2006 we believed evidenced its commercial traction;

●	our progress in developing its U.S. and international sales and marketing infrastructure;

●	our growing installed base of systems in hospitals and increasing catheter utilization; and

●	increased receptivity of the public capital markets to early stage medical device initial public offerings.

During the third quarter of 2006, as we changed our strategy from pursuing an initial public offering of our common stock to entering into a merger transaction with Ithaka, we reassessed the valuation model used in determining the fair value of common stock from a market-based approach to a probability weighted approach for a sale transaction or a recapitalization event. These new approaches included the following factors:

●	the proposed merger terms whereby eight million shares of Ithaka common stock would be issued as consideration for the merger;

●	the potential of an additional six million shares of Ithaka common stock would be issued as Milestone Shares if certain revenue targets were achieved in fiscal 2007-2009;

●	the amount of unsecured promissory notes which would have to be satisfied in accordance with their terms prior to any consideration being issued to our shareholders; and

●	the priority position of preferred stockholders, particularly the Series F preferred stockholders, to common stockholders.

After consideration of the above factors, we determined that the estimated fair value of our common stock since September 30, 2006 was minimal. We have not granted any stock options since May 2008.

Effective January 1, 2006, we account for stock options granted using SFAS No. 123(R), Share-Based Payment, which has replaced SFAS No. 123 and APB 25. Under SFAS No. 123(R), companies are no longer able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25, we are currently accounting for such transactions using a fair-value method and are recognizing the expense in the statements of operations. We adopted the provisions of SFAS 123(R) using the prospective transition method. Under the prospective transition method, only new awards, or awards that have been modified, repurchased or cancelled after January 1, 2006, are accounted for using the fair value method.

Warrants. We issued warrants in 2005, 2006 and during the six months ended June 30, 2007 in connection with certain borrowings. We applied the principles of FSP 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable, to record the warrants as liabilities based on their estimated value on the issuance date. The warrant is carried at its fair value with decreases or increases in fair value at each reporting date recorded as other income (expense). The fair value of the warrants is estimated using the Black-Scholes pricing model, which requires the use of management’s judgment in estimating the inputs, including the expected term of the warrant stock and price volatility, used to determine fair value.  If actual results differ significantly from these estimates other income (expense) and our results of operations could be materially impacted.

Embedded Derivatives. In 2006 and during the three months ended March 31, 2007, we issued certain promissory notes (the “2006 Bridge Notes”). The 2006 Bridge Notes provide for a payment equal to 150% of the principal and accrued interest in the event there is a sale transaction of substantially all of the assets of the Company or a change in control in the form of the acquirer’s stock. This provision was determined to be an embedded derivative and was valued separately from the notes. The estimated fair value is determined using a present value analysis and management’s estimate of the probability of a sale transaction. The embedded derivative was recorded as a liability at its estimated fair value with decreases or increases in fair value at each reporting date recorded as other income (expense).  If actual results differ significantly from these estimates other income (expense) and our results of operations could be materially impacted.

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

Substantially all of our revenue is denominated in U.S. dollars, including sales to our international distributors. Only a small portion of our revenue and expenses is denominated in foreign currencies, principally the Euro. Our Euro expenditures primarily consist of the cost of maintaining our office in the Netherlands, including the facility and employee-related costs. A 10% increase in the value of the U.S. dollar relative to the Euro or a 10% decrease in the relative value of the dollar would have a negligible impact on current costs or revenue. To date, we have not entered into any hedging contracts. Future fluctuations in the value of the U.S. dollar may, however, affect the price competitiveness of our products outside the United States.

We invest our excess cash primarily in a money market fund which invests in U.S. Treasury securities. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk-sensitive instruments, positions or transactions to any material extent. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Due to the short-term nature of these investments, a 1% change in market interest rates would not have a significant impact on the total value of our portfolio as of December 31, 2008.

Item 8.	Financial Statements and Supplementary Data

ALSIUS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$5,605	$24,427
Accounts receivable, net of allowances of $21 (2008) and $44 (2007)	2,958	2,162
Inventories	5,810	6,680
Prepaid expenses	388	284
Total current assets	14,761	33,553
Property and equipment, net	1,045	1,034
Evaluation equipment, net	1,056	673
Other assets	212	342
TOTAL	$17,074	$35,602

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,113	$2,732
Accrued liabilities	1,724	1,916
Current portion of long-term debt	3,216	3,200
Current portion of capital lease obligations	27	25
Total current liabilities	7,080	7,873
Long-term debt—less current portion	506	3,569
Capital lease obligations—less current portion	55	82
Other liabilities	65	66

Commitments and Contingencies (Note 11)

Shareholders’ Equity :
Preferred stock, $0.0001 par value—1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value—75,000,000 shares authorized; 21,076,134 and 18,253,500 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	2	2
Additional paid-in capital	126,233	122,237
Accumulated deficit	(116,867)	(98,227)
Total shareholders’ equity	9,368	24,012
TOTAL	$17,074	$35,602

See accompanying notes to consolidated financial statements.

ALSIUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2008	2007	2006

Revenue	$12,461	$9,114	$5,979
Cost of revenue	9,089	7,341	6,167

Gross margin (loss)	3,372	1,773	(188)

Operating expenses:
Research and development	4,234	3,920	2,948
Sales and marketing	12,373	11,211	6,045
General and administrative	4,992	5,471	4,352
Total operating expenses	21,599	20,602	13,345

Loss from operations	(18,227)	(18,829)	(13,533)

Interest income	247	708	76
Interest expense	(660)	(4,149)	(2,064)
Other income (expense)	—	35	(2,057)

Net loss	$(18,640)	$(22,235)	$(17,578)

Net loss per share – basic and diluted	$(0.89)	$(1.49)	$(1.60)

Weighted average shares outstanding - basic and diluted	20,914,180	14,873,916	10,974,100

See accompanying notes to consolidated financial statements.

ALSIUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net loss	$(18,640)	$(22,235)	$(17,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	649	421	378
Loss on disposal of assets	8	7	—
Increase (decrease) in fair value of warrant liabilities and embedded derivatives	—	(38)	2,058
Amortization of debt issuance costs	37	62	81
Amortization of discounts on promissory notes	112	2,684	1,241
Stock-based compensation	3,549	3,387	574
Provision for bad debt expense	44	31	2
Changes in operating assets and liabilities, net of merger:
Accounts receivable	(840)	(676)	(534)
Inventories	870	(4,312)	(556)
Prepaid expenses	(104)	(50)	(60)
Other assets	51	164	(231)
Accounts payable	(621)	(919)	1,721
Accrued liabilities	(193)	773	1,026
Net cash used in operating activities	(15,078)	(20,701)	(11,878)

Cash flows from investing activities
Cash paid for property and equipment	(344)	(650)	(109)
Cash paid for evaluation equipment	(697)	(259)	(189)
Restricted cash	34	—	—
Net cash received in merger	—	41,478	—
Net cash (used in) provided by investing activities	(1,007)	40,569	(298)

Cash flows from financing activities
Proceeds from exercise of common stock options	—	—	7
Payment of debt issuance costs	—	(347)	—
Common stock warrant retirement	—	(167)	—
Common stock warrant repurchases	—	(907)	—
Proceeds from warrant retirement program, net	447	—	—
Proceeds from issuance of long-term debt	51	13,030	9,070
Principal payments under long-term debt	(3,210)	(7,675)	(1,534)
Principal payments under capital lease obligations	(25)	(22)	(29)
Net cash (used in) provided by financing activities	(2,737)	3,912	7,514

Net increase (decrease) in cash and cash equivalents	(18,822)	23,780	(4,662)
Cash and cash equivalents at beginning of year	24,427	647	5,309

Cash and cash equivalents at end of year	$5,605	$24,427	$647

Cash paid during the year for:
Income taxes	$4	$85	$1
Interest	$545	$862	$426

Non-cash transactions
Unpaid property and equipment included in accounts payable	$2	$208	$—
Property and equipment acquired under capital lease	$—	$14	$124

See accompanying notes to consolidated financial statements.

ALSIUS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Deferred Stock- Based Compensation	Accumulated Deficit	Total
Balances as of January 1, 2006	56,984	$16,147	$—	$(1,091)	$(58,414)	$(43,358)
Exercise of stock options	21,958	7				7
Compensation for non-employee stock options		(47)				(47)
Stock-based compensation		323				323
Amortization of stock-based compensation				298		298
Net loss					(17,578)	(17,578)
Balances as of December 31, 2006	78,942	16,430	—	(793)	(75,992)	(60,355)

Amortization of stock-based compensation				141		141
Stock-based compensation		88				88
Elimination of Alsius historical equity accounts	(78,942)	(16,518)	16,518			—
Elimination of deferred stock-based compensation			(652)	652		—
Conversion of preferred stock into Merger Shares	4,902,527	1	46,669			46,670
Conversion of Bridge Notes and accrued interest into Merger Shares	3,097,473		17,036			17,036
Equity effects of reverse merger	10,974,100	1	44,445			44,446
Reclassification of warrant liability to equity			215			215
Common stock warrant repurchase program			(907)			(907)
Common stock warrant retirement program			(167)			(167)
Redemption of redeemable common stock	(720,600)		(4,078)			(4,078)
Stock-based compensation (SFAS 123R)			3,158			3,158
Net loss					(22,235)	(22,235)
Balances as of December 31, 2007	18,253,500	2	122,237	—	(98,227)	24,012
Common stock warrant retirement program, net of costs of $437	2,822,634		447			447
Stock-based compensation (SFAS 123R)			3,549			3,549
Net loss					(18,640)	(18,640)
Balances as of December 31, 2008	21,076,134	$2	$126,233	$—	$(116,867)	$9,368

See accompanying notes to consolidated financial statements.

ALSIUS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

1.  The Company and Basis of Presentation

On June 21, 2007, Ithaka Acquisition Corp., a Delaware corporation (“Ithaka”), completed its acquisition of Alsius Corporation, a privately held California corporation (“Alsius Medical”), through a merger of a wholly owned merger subsidiary with and into Alsius Medical.   Ithaka was a publicly traded blank check company formed in 2005 to acquire an unidentified operating business in the healthcare industry.  In the merger, Alsius Medical became a wholly owned subsidiary of Ithaka, and Ithaka changed its name to Alsius Corporation.  As a result, Alsius Corporation succeeded Ithaka as the reporting registrant for purposes of this report.  Alsius Corporation is now a publicly traded Delaware holding company operating through its wholly owned subsidiary, Alsius Medical Corporation.  Alsius Corporation and its operating subsidiary are referred to collectively as “Alsius,” “we,” “us,” and the “Company”.  Alsius Corporation’s common stock trades on NASDAQ under the symbol “ALUS”.  See Note 3 for further details on the merger.  For accounting purposes, the merger was treated as a reverse acquisition with Alsius Medical being the accounting acquirer. Therefore, the Company’s historical financial statements reflect those of Alsius Medical.

Alsius Medical was incorporated in December 1991, and recapitalized and reorganized its operations and business in November 1998 to focus on intravascular temperature management. In June 2001, a branch office, Alsius Service Center, in Wateringen, The Netherlands, was established to provide field support for its products in Europe. Alsius Medical develops, manufactures, markets and sells, proprietary catheter-based products for rapid cooling and temperature control of patients with severe neuronal injury, including those who have suffered stroke, traumatic brain injury and cardiac arrest. In August 2003, Alsius Medical received United States Food and Drug Administration (FDA) clearance to market its CoolGard ® 3000 Thermal Regulation System (the “CoolGard system”) and Cool Line ® catheter for use in fever control. In addition, in October 2003, Alsius Medical received FDA clearance to market its Icy ™, Fortius ™ , Quattro™ and Solex™ catheters in combination with the CoolGard ® 3000 Thermal Regulation System for use in normothermia in cardiac surgery and hypothermia in neuro surgery.  Alsius Medical began to market and sell its products in the United States during the year ended December 31, 2004.

Going Concern

The Company has incurred significant net losses since inception, and has relied on its ability to obtain financing, which to date has been through a merger as discussed in Note   3, the sale of redeemable convertible preferred stock (Note 10) and the issuance of promissory notes (Note 5). Management expects operating losses and negative cash flows to continue for the foreseeable future as the Company incurs additional costs and expenses related to continued development of the Company’s products, and obtaining FDA approval for new indications. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include adjustments relating to the recoverability of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations, or to secure other sources of financing to fund operations.

If the Asset Sale (as defined below) were not to be completed, the Company will not have sufficient financial resources to continue to operate independently, and would need to immediately raise funds or cease operations and liquidate.

Recent Developments

Asset Sale

On February 20, 2009, we announced that we signed an asset purchase agreement (the “Purchase Agreement”) on February 19, 2009 with Zoll Circulation, Inc. (“Zoll”), a wholly owned subsidiary of ZOLL Medical Corporation (Nasdaq: ZOLL), whereby we will sell substantially all our assets, including those constituting our intravascular temperature management device business, to Zoll for a purchase price of $12.0 million in cash (the “Asset Sale”).  In connection with the Asset Sale, Zoll placed an order with the Company to purchase approximately $3 million of finished product at cost.  The closing of the Asset Sale is subject to customary closing conditions, and is expected to close in the second quarter of fiscal 2009.

The record holders of a majority of the outstanding shares of the Company’s common stock signed a written consent to approve the Asset Sale. The Asset Sale is discussed in further detail in a draft information statement that we filed with the SEC. When the SEC review is complete, we will mail a definitive information statement (the "Information Statement") to our stockholders and, under applicable rules, can close the Asset Sale 20 days after the mailing.

Plan of Dissolution

On February 19, 2009, our Board also unanimously adopted a plan providing for the complete dissolution and liquidation of the Company (the “Plan of Dissolution”). The record holders of a majority of the outstanding shares of our common stock signed a written consent to adopt and approve the Plan of Dissolution.

ALSIUS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

If the Asset Sale is consummated, we will file a certificate of dissolution with the Delaware Secretary of State to dissolve the Company as a legal entity, complete the liquidation of the remaining assets, and satisfy (or make provisions to satisfy) remaining obligations.Pursuant to the Plan of Dissolution, after payment or provision for all the known, unascertained or contingent debts, obligations and liabilities of the Company (including costs and expenses incurred and anticipated to be incurred in connection with the Asset Sale and liquidation of the Company), payment or distributions will be made to the holders of our common stock.  The potential timing and amount of distributions is discussed below under Liquidating Distributions.  In the unexpected event all distributions have not occurred within three years of filing of the certificate of dissolution, our remaining assets will be transferred to a liquidating trust for the benefit of our stockholders, and a liquidation trustee will be assigned to administer the assets, settle liabilities, and make distributions to stockholders if and when funds are legally available for distribution.

Following dissolution, we will change our name from “Alsius Corporation” to “ALUS Liquidation Corp.” and will cease conducting normal business operations, except as required to wind down our affairs.  We will continue our corporate existence solely for the purpose of winding down and liquidating, including collecting accounts receivable, selling ancillary assets that Zoll may elect not to take, settling liabilities and making distributions to stockholders, and otherwise completing the liquidation of the Company.  We will not be authorized to engage in any business activities other than these, thus limiting our exposure for business activities unrelated to the wind down and liquidation.

As the Purchase Agreement was signed in 2009, these financial statements do not include adjustments that may result from this transaction relating to the classification and amounts of liabilities or assets that might be necessary once management begins to dissolve and liquidate the Company.

Liquidating Distributions

We anticipate that an initial distribution of liquidation proceeds will be made to our stockholders within 90 days after the closing of the Asset Sale.  As we liquidate our remaining assets and pay off our outstanding liabilities, we will distribute additional liquidation proceeds, if any, to our stockholders as the Board deems appropriate. A final $1 million will be held in trust for one year from the closing date of the Asset Sale to cover potential indemnity obligations to Zoll under the Purchase Agreement for the Asset Sale.  The amounts to be distributed to our stockholders may be less if we incur greater liabilities in winding down our affairs and/or less revenue than anticipated through the closing of the Asset Sale.  (Alternatively, it is possible that we could distribute more if liabilities are less than expected and/or revenues are greater than expected.)  A key factor in maximizing potential distributions is the timing of the closing of the Asset Sale, which is subject to certain risks and uncertainties.  To the extent the closing of the Asset Sale is delayed beyond April 2009, we anticipate incurring additional operating expenses to operate the Company through the closing.

2.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.  The results of Ithaka are included in the consolidated financial statements since the date of the merger (June 21, 2007).

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

ALSIUS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

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

Cash Equivalents

The Company considers all highly liquid investments that mature within 90 days from the date of purchase to be cash equivalents. At December 31, 2008, cash equivalents consisted of money market funds of $5,263.  At December 31, 2007, cash equivalents consisted of money market funds of $23,903.

Concentration of Risk

The Company maintains its cash accounts in a commercial bank. At December 31, 2008 and 2007, cash on deposit totaling $5,355 and $24,225, respectively, was in excess of the federally insured limits.  Management does not believe this concentration subjects it to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

Customers that account for greater than 10 percent of revenue or accounts receivable are provided below.

	Year Ended December 31,
	2008		2007		2006

	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue	Revenue	Percent of Total Revenue
Customer A	$—	—%	$308	3%	$1,449	24%
Customer B	2,846	23%	1,395	15%	—	—

	As of December 31,
	2008		2007
	Receivable Balance	Percent of Total Receivables	Receivable Balance	Percent of Total Receivables
Customer A	$—	—%	$29	1%
Customer B	523	18%	429	20%

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

ALSIUS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The changes in the allowance for doubtful accounts are provided below.

	Year Ended December 31,
	2008	2007	2006
Beginning balance	$44	$13	$27
Provision for bad debt	44	31	2
Write-offs, net of recoveries	(67)	—	(16)
Ending balance	$21	$44	$13

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

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates potential impairment by comparing the carrying amount of the asset with the estimated undiscounted future cash flows associated with the use of the asset and its eventual disposition. Should the review indicate that the asset is not recoverable, the Company’s carrying value of the asset would be reduced to its estimated fair value, which is measured by future discounted cash flows. During the years ended December 31, 2008, 2007 and 2006 there have been no such impairments.

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

 Evaluation Equipment

Evaluation equipment consists of CoolGard and Thermogard systems placed at hospitals under the Company’s equipment loan agreements and are depreciated using the straight-line method over their estimated economic life of five years. As of December 31, 2008 and 2007 the cost of evaluation equipment was $1,708 and $1,109 and accumulated depreciation was $653 and $436, respectively. For the years ended December 31, 2008, 2007 and 2006, $314, $222 and $219, respectively, was recorded as a component of cost of revenue for the depreciation of the equipment.

ALSIUS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

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

As of December 31, 2006 there was $255 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under share-based compensation plans using the fair value method of SFAS 123(R). As of December 31, 2006, the cost was expected to be recognized over a weighted-average period of 3.05 years, using the graded vested attribution method.   In the merger effective on June 21, 2007 (Note 3), due to the liquidation preferences of the Company’s redeemable convertible preferred stock and the terms and conditions of the Company’s Bridge Notes, all outstanding stock options of the Company were cancelled, therefore any unrecognized compensation related to nonvested share-based compensation arrangements was cancelled.  Compensation cost of $88 was recognized for the year ended December 31, 2007 (for the period prior to June 21, 2007, the date of the merger).  There were no stock option grants in the six months ended June 30, 2007.  See Note 7 regarding stock option grants in the six months ended December 31, 2007 and in the year ended December 31, 2008.

Calculating stock-based compensation expense requires the input of subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures. The estimate of expected term of options granted under the 2004 Plan was determined by analyzing historical data on employees’ stock option exercises. The estimate of expected term of options granted under the 2006 Plan was calculated using the simplified method, as prescribed in SEC Staff Accounting Bulletin No. 110.  Prior to the merger with Ithaka in June 2007, the Company was a private entity with no historical data on volatility of its stock.  Therefore, the expected volatility used was based on volatility of similar entities (referred to as “guideline companies”) for stock options granted after January 1, 2006. In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate for options granted after January 1, 2006 under the 2004 Plan based on historical experience of its stock-based awards that are granted, exercised and cancelled. For options granted under the 2006 Plan, the forfeiture rate used was based on the estimated forfeiture rates of the guideline companies.

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

The weighted-average fair value per share of the options granted was $1.33, $3.33 and $3.98 for the years ended December 31, 2008, 2007 and 2006, respectively. The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Dividend Yield	0.00%	0.00%	0.00%
Volatility	66%	67%	61%
Weighted-average risk-free interest rate	3.00%	4.89%	4.82%
Expected life	6.0-6.25 years	6.0-6.25 years	5.61-5.88 years

ALSIUS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). Under EITF 96-18, stock option awards issued to nonemployees are accounted for at fair value using the Black-Scholes option pricing model. Management believes the fair value of the stock options is more reliably measurable than the fair value of services received. The fair value of each nonemployee stock award is remeasured each period until a commitment date is reached, which is the vesting date, using the attribution method in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. For nonemployee awards, deferred stock-based compensation is not reflected in shareholders’ equity until a commitment date is reached.

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

The Company evaluates whether the separate deliverables in its arrangements can be unbundled. Sales of the CoolGard and Thermogard systems domestically to hospitals include separate deliverables consisting of the product, disposables used with the CoolGard and Thermogard system and installation. For these sales, the Company applies the residual value method in accordance with EITF 00-21, Revenue Arrangements with Multiple Deliverables, which requires the allocation of the total arrangement consideration less the fair value of the undelivered element, which consists of installation, to the delivered elements. As of  December 31, 2008, 2007 and 2006 there was a minimal amount attributed to the undelivered element.

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. The amount of returns through December 31, 2008 has been minimal. A sales return allowance has not been established since management believes returns will be insignificant.

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

ALSIUS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Changes in the Company’s product warranty liability were as follows:

	Year Ended December 31,
	2008	2007	2006
Beginning balance	$107	$156	$202
Provision for estimated warranty costs	48	79	185
Warranty expenditures	(78)	(128)	(231)
Ending balance	$77	$107	$156

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

Advertising

Advertising costs are expensed as incurred. Included in sales and marketing expense for the years ended December 31, 2008, 2007 and 2006 was $266, $682, and $275, respectively.

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

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.  We currently record a full valuation allowance as we do not believe it is more likely than not that our deferred tax assets will be realized.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ALSIUS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

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

Comprehensive Loss

For the years ended December 31, 2008, 2007 and 2006, there was no difference between the Company’s net loss and comprehensive loss.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements , which defines fair value, establishes a framework for consistently measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2008:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$5,605	—	—	$5,605

The adoption of SFAS 157 related to financial assets and liabilities did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.  The book values of cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The Company is currently evaluating the impact, if any, that SFAS 157 may have on its future consolidated financial statements related to nonfinancial assets and liabilities.

ALSIUS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115.  SFAS No. 159 provides reporting entities an option to measure certain financial assets and liabilities and other eligible items at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have an impact on the Company’s consolidated financial position, results of operations and cash flows as management did not elect the fair value option for any other financial instruments or any other financial assets and financial liabilities.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary by initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal periods beginning after December 15, 2008. The Company does not currently expect the adoption of SFAS No. 160 to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not currently expect the adoption of SFAS No. 161 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In June 2008, the FASB issued Financial Accounting Standards Board Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”). The FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in accordance with SFAS 128, Earnings per Share. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, the Company is required to retrospectively adjust its earnings per share data to conform with the provisions in this FSP. Early application of this FSP is prohibited. The Company is currently evaluating the impact that FSP 03-6-1 will have on its consolidated financial statements.

ALSIUS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

3.  Merger with Ithaka

On June 21, 2007, Ithaka’s stockholders approved the merger of Alsius Medical with and into Ithaka’s wholly owned merger subsidiary.  The merger consideration consisted of 8,000,000 shares of Ithaka’s common stock (the “Merger Shares”) in exchange for all of the issued and outstanding equity securities of Alsius Medical. Of the 8,000,000 shares issued in consideration, 4,902,527 shares were issued to Alsius Medical preferred stock holders and 3,097,473 shares were issued to holders of Alsius Medical bridge notes. In addition, Alsius Medical’s shareholders also were given the right to receive up to 6,000,000 additional shares (the “Milestone Shares”) if the combined company meets certain revenue targets in fiscal years 2007 through 2009 (with 750,000 Milestone Shares allocated to 2007, 1,750,000 to 2008 revenues and 3,500,000 to 2009 revenues).  In 2007 and 2008, the revenue targets were not met and no Milestone Shares were issued. Additionally, Ithaka agreed to fund bonuses totaling $3,000 to management, employees, two non-employee directors and certain consultants of Alsius Medical.  The $3,000 bonus paid by Ithaka was included as part of the merger consideration. The Company accounted for the amount as a reduction of the net proceeds received from Ithaka in return for the issuance of the stock. This treatment was based on the fact that the amount was specifically negotiated by the parties as merger consideration in the merger agreement.  There was no service requirement in order to earn the bonus.  Due to liquidation preferences in Alsius Medical’s Series A-F redeemable convertible preferred stock and the terms and conditions of the unsecured convertible promissory notes, the allocation of the Merger Shares resulted in the holders of the Bridge Notes and Series F preferred stock receiving their pro rata share, while the holders of the other equity instruments (Series A-E, common stock, and common stock options) did not receive any Merger Shares. The accumulated balance due to the Bridge Note holders was converted at an agreed price of $5.50 per share. This resulted in the recording of additional paid-in capital of $17,036, the amount due to the holders. The Series F redeemable convertible preferred stock was converted at the market price of $5.66 per share at the date of the merger. In addition, due to the underlying terms and conditions of the Series F redeemable convertible preferred stock warrants at the time of the merger (a qualifying sale), all Series F redeemable convertible preferred stock warrants were cancelled, and all existing Alsius Medical equity instruments were cancelled.

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

Additionally, as discussed above, as part of consideration paid at the close of the merger, Ithaka agreed to fund bonus payments to the management, employees, two non-employee directors and certain consultants of Alsius Medical totaling $3,000.  The merger agreement entitles these individuals to receive an additional amount of up to $2,000 upon the achievement of the above mentioned revenue targets in fiscal years 2007 through 2009 (which are the same revenue targets associated with the issuance of additional Milestone Shares to former Alsius Medical shareholders).  The revenue targets for 2007 and 2008 were not achieved and no portion of the bonus was paid for 2007 or 2008.   The $3,000 has been accounted for as part of the purchase price.  Future payments will be expensed as earned.

The merger was accounted for under the purchase method of accounting as a reverse acquisition, with Alsius Medical as the accounting acquirer.  As part of the merger, Ithaka’s common stock of 10,974,100 shares, which consisted of 9,866,392 common shares and 1,107,708 units convertible into common shares, were converted into common stock of Alsius Medical, This resulted in the recording of additional paid-in capital of $73,732. For accounting purposes, the merger has been treated as the equivalent of Alsius Medical issuing stock for the net assets of Ithaka, accompanied by a recapitalization.  The net assets of Ithaka are stated at their fair values, which are considered to approximate historical cost, with no goodwill or other intangible assets recorded.  The accumulated deficit of Alsius Medical is carried forward after the merger and the operations prior to the merger are those of Alsius Medical.  The results of operations of Ithaka are included in the accompanying consolidated financial statements commencing June 22, 2007.

ALSIUS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

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

4.  Supplemental Financial Statement Data

Inventories consist of the following:

	December 31, 2008	December 31, 2007
Raw materials	$3,646	$3,775
Work-in-process	1,073	1,747
Finished goods	1,091	1,158
	$5,810	$6,680

Property and equipment consists of the following:

	December 31, 2008	December 31, 2007

Machinery and equipment	$1,185	$1,113
Computer equipment	761	536
Furniture and fixtures	182	186
Leasehold improvements	310	270
	2,438	2,105
Accumulated depreciation and amortization	(1,393)	(1,071)
	$1,045	$1,034

Depreciation and amortization expense was $326, $191 and $140 for the years ended December 31, 2008, 2007, and 2006, respectively. The amounts of property and equipment under capital leases as of December 31, 2008 and 2007 were $138 and $139 with accumulated amortization of $97 and $55, respectively.

ALSIUS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Accrued liabilities consist of the following:

	December 31, 2008	December 31, 2007
Bonus	$—	$480
Inventory	340	23
Vacation	348	320
Warranty	77	107
Interest	30	69
Professional services	229	453
Payroll and related	78	42
Commission	343	232
Royalties	63	38
Deferred revenue	122	60
Other	94	92
	$1,724	$1,916

Other income (expense) consists of the following:

	Year Ended December 31,
	2008	2007	2006

Foreign currency remeasurement	$—	$(3)	$—
Increase in fair value of loan premium liabilities (Note 5)	—	(474)	(2,156)
Decrease (increase) in fair value of warrant liabilities	—	512	99
	$—	$35	$(2,057)

5.  Long-Term Debt

The components of long-term debt were as follows:

	December 31, 2008	December 31, 2007
Senior Secured Credit Facility, net of discount of $51 and $164, respectively	$3,682	$6,769
Equipment Financing	40	—
	3,722	6,769
Less: current portion	(3,216)	(3,200)
Long-term portion	$506	$3,569

Senior Secured Credit Facility

On February 22, 2007, and amended on May 11, 2007, the Company entered into a senior secured credit facility with Merrill Lynch Capital (subsequently acquired by GE Capital) consisting of a $10,000 term loan (the “Term Loan”) with an interest rate of one month LIBOR plus 6.50%. Approximately $3,000 of the total amount borrowed was used to repay in full the Company’s secured promissory note issued in May 2005.  At December 31, 2008, $3,733 of the Term Loan was outstanding. The Term Loan requires interest only payments for the first six months and interest and principal payments for each month thereafter through February 2010.

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

ALSIUS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

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

Under the terms of the Term Loan, the Company is prohibited from making certain distributions, including cash dividends.  The Company is currently in compliance with such restrictions.  Additionally, the Company’s agreements with GE Capital provides GE Capital with a lien on all of the Company’s principal assets other than intellectual property.  If the Company defaults on a payment to GE Capital, and the default is not waived, GE Capital can foreclose on the Company’s assets, including seizing the Company’s cash and investment accounts.  The Company is currently in compliance with all such restrictions.

Equipment Financing

In April 2008, the Company entered into an equipment financing agreement with a finance company for $51.  The agreement requires monthly payments over 36 months.

As of December 31, 2008, principal payments for long-term debt are as follows:

Year ending December 31,
2009	$3,216
2010	551
2011	6
$3,773

6.  Authorized Capital Stock

The Company’s authorized capital consists of 1,000,000 shares of $0.0001 par value preferred stock and 75,000,000 shares of $0.0001 par value common stock.   The designations, voting and other rights and preferences of the preferred stock may be determined from time to time by the Board of Directors.

The number of shares of common stock of the Company that have been reserved for issuance as of December 31, 2008:

Stock options and restricted stock units (Note 7)	3,904,890
Common stock warrants (Notes 5, 7 and 8)	3,133,714
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

ALSIUS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

A summary of option activity under the 1992 Plan is as follows:

	Shares Under Option
	Employee	Non-employee	Total	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2006	5,550	619	6,169	249
Forfeited	(1,276)	(30)	(1,306)	50
Canceled in the merger	(4,274)	(589)	(4,863)	249
Outstanding at December 31, 2007 and 2008	—	—	—	—
Exercisable at December 31, 2007 and 2008	—	—	—	—
Vested and expected to vest as of December 31, 2007 and 2008	—	—	—	—

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

A summary of option activity under the 2004 Plan is as follows:

	Shares Under Option
	Employee	Non-employee	Total	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)

Outstanding at December 31, 2006	1,683,624	164,138	1,847,762	0.30	7.7
Forfeited	(9,877)	—	(9,877)	0.30	7.7
Canceled in the merger	(1,673,747)	(164,138)	(1,837,885)	0.30	7.7
Outstanding at December 31, 2007 and 2008	—	—	—	—	—
Exercisable at December 31, 2007 and 2008	—	—	—	—	—

Vested and expected to vest as of December 31, 2007 and 2008	—	—	—	—	—

ALSIUS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

2006 Plan

In connection with the Ithaka merger, the Company adopted the new 2006 Equity Incentive Plan (the “2006 Plan”).  The 2006 Plan provides for the grant of options and restricted stock units to purchase up to a maximum of 4,159,945 shares of the Company’s common stock to employees, officers, consultants and directors.   The number of shares reserved for issuance under the 2006 Plan will be increased on the first day of each fiscal year from 2008 through 2016 to 3% of the fully diluted shares of common stock outstanding on the last day of the immediately preceding fiscal year; provided, however, that the percentage shall be reduced to 2% from and after the time when the Company calls its warrants for redemption (Note 8).  The 2006 Plan includes ISOs and NSOs. For ISOs and NSOs, the exercise price per share shall be no less than 110% of the fair market value per share on the date of grant for an individual who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of stock of the Company. The right to exercise ISOs and NSOs vests at a rate in accordance with the individual stock option agreements, which has been immediate to four years for employees, and immediate to three years for non-employees. Options expire within a period of not more than 10 years from the date of grant. ISOs granted to an employee who, at the time the option is granted, owns stock representing more than 10% of the voting power of all classes of stock of the Company, expire within a period of not more than five years from the date of grant. Options expire between thirty days and six months after termination of employment depending on the circumstances.

A summary of option activity under the 2006 Plan is as follows:

	Shares Under Option
	Employee	Non-employee	Total	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2006	—	—	—	$—	—	—
Granted	2,742,550	15,000	2,757,550	5.08
Forfeited	(14,700)	—	(14,700)	4.89
Exercised	—	—	—	—
Outstanding at December 31, 2007	2,727,850	15,000	2,742,850	5.08	9.51	$3,786
Granted	465,700	—	465,700	1.27
Exchanged in tender offer for RSUs	(2,037,417)	(12,000)	(2,049,417)	5.00
Forfeited	(614,739)	—	(614,739)	5.07
Exercised	—	—	—
Outstanding at December 31, 2008	541,394	3,000	544,394	2.86	9.07	1,310
Exercisable at December 31, 2008	115,449	1,063	116,512	5.08	8.51	$540
Vested and expected to vest as of December 31, 2008	492,669	3,000	495,669	2.86	9.07	$1,193

ALSIUS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table summarizes stock options outstanding at December 31, 2008:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

$0.58	12,000	9.92	$0.58	—	$—
0.84	12,000	9.76	0.84	—	—
0.92	6,500	9.42	0.92	—	—
1.10	39,900	9.34	1.10	—	—
1.19	59,300	9.50	1.19	—	—
1.79	12,000	9.68	1.79	—	—
1.84	171,200	9.25	1.84	—	—
2.18	30,000	9.59	2.18	—	—
3.73	8,925	9.01	3.73	1,375	3.73
5.10	192,569	8.51	5.10	115,187	5.10
	544,394			116,562

As of December 31, 2008 there was $2.4 million of unrecognized compensation expense related to nonvested stock options granted under the 2006 Plan using the fair value method of SFAS 123(R). As of December 31, 2008, the cost was expected to be recognized over a weighted-average period of 2.7 years, using the graded vested attribution method.

Restricted Stock Units

In June and July 2008, the Company completed a tender offer whereby holders of the then outstanding 2,904,450 options under the 2006 Plan were offered the opportunity to exchange options for a number of restricted stock units (“RSUs”) equal to one-half of the number of options.  The RSUs are also part of the 2006 Plan.  An RSU provides a right to receive one common share per award if the holder remains in service to the Company as the RSU vests.  The purpose of the Offer was (i) to counteract the loss of share value, which caused all outstanding options to have exercise prices in excess of the fair market value of Company common shares and (ii) to incentivize management to continue to strive to increase Company value for the benefit of stockholders.  Participation in the offer was voluntary and open to eligible employees and consultants of the Company at the time of the offer and remain employed through the expiration date of the offer.  Non-employee members of the Company’s board of directors were not eligible to participate.  The offer expired on July 25, 2008.  As a result of the offer, 2,049,417 options were exchanged for 1,024,709 RSUs.  The RSUs are subject to vesting in three annual installments with continued service to the Company, but are subject to certain accelerated vesting if the holder leaves in the middle of a vesting year other than for cause, and in certain circumstances upon an acquisition or similar change in control of the Company. The grant date fair value of $1.15 per share of the new RSUs was determined by using the closing price of the Company’s common stock on the day immediately preceding the grant date.

The excess of the aggregate grant date fair value of the RSUs of $1,178 over the fair value of the stock options canceled of $625 has been added to the unamortized value of the canceled options of $2,410 and will be amortized over the vesting period of the RSUs.

  As of December 31, 2008, there was $0.3 million of unamortized compensation expense related to the RSUs granted under the 2006 Plan, which is expected to be recognized over 2.5 years, using the graded attribution method.  A summary of the activity related to the RSUs under the 2006 Plan for the year ended December 31, 2008 is as follows.  Of the RSUs issued and outstanding, 6,000 are to non-employees.

	Number of RSUs	Weighted Average Grant Date Fair Value
Nonvested RSUs at January 1, 2008	—	—
RSUs issued upon cancellation of options tendered- July 28, 2008	1,024,709	$1.15
Other RSUs granted	35,000	0.84
RSUs vested	—
RSUs forfeited	(11,734)	1.15
Nonvested RSUs at December 31, 2008	1,047,975	$1.14

ALSIUS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table summarizes RSUs outstanding at December 31, 2008:

	Outstanding
Range of Exercise Prices	Number Of Shares	Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price

$0.84	35,000	9.76	$0.84
1.15	1,012,975	9.57	1.15
	1,047,975

IPO Option

In Ithaka’s initial public offering in August 2005, an option was issued to the underwriter of the initial public offering (the “IPO Option”) to purchase 425,000 units at an exercise price of $7.50 per unit.  A unit consists of one share of common stock and two redeemable common stock purchase warrants.  Ithaka accounted for the fair value of the IPO Option as an expense of its offering resulting in a charge directly to stockholders’ equity.  As of December 31, 2008, the IPO Option is outstanding and exercisable.

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

 8.  Common Stock Warrants

For accounting purposes, the Company is treated as having assumed Ithaka’s 17,698,200 then outstanding redeemable common stock purchase warrants in the merger in June 2007. Each warrant entitles the registered holder to purchase one share of common stock at a price of $5.00 per share, subject to adjustment as discussed below. The warrants expire on April 17, 2009. The Registrant may call the warrants for redemption if all of the following conditions are met:

●	in whole and not in part;

●	at a price of $0.01 per warrant at any time after the warrants become exercisable;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●
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

ALSIUS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

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

IPO Warrants

In Ithaka’s initial public offering in August 2005, 8,500,000 units were sold.  In addition, in September 2005 Ithaka consummated the closing of an additional 349,100 units, which were subject to the underwriters’ over-allotment option.  A unit consisted of one share of common stock and two redeemable common stock purchase warrants (the “IPO Warrants”).  Each IPO Warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 commencing June 21, 2007 and expiring four years from the effective date of the initial public offering. As of December 31, 2008, 16,541,000 IPO Warrants are outstanding.

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

ALSIUS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The reconciliation of the income tax provision computed at federal statutory rates to income tax expense/(benefit) is as follows:

	Year Ended December 31 ,
	2008	2007	2006
Provision at statutory rate	34%	34%	34%
State taxes, net of federal benefit	5	0	4
Expiring net operating losses and credits	0	(75)	0
Convertible debt interest	0	(5)	0
Stock options	(5)	(5)	0
Valuation allowance	(34)	51	(38)
	0%	0%	0%

The components of the net deferred tax asset are as follows:

	December 31,
	2008	2007
Net operating loss carryforwards	$22,719	$17,394
Capitalized costs	10,810	10,514
Tax credits	454	102
Reserves	39	60
Inventory	311	108
Property and equipment	(48)	148
Amortization	1,620	1,086
Other	322	391

Total deferred tax assets	36,227	29,803
Valuation allowance	(36,227)	(29,803)

Net deferred tax assets	$—	$—

          The Company has elected to recognize interest and penalties with respect to unrecognized tax benefits in income tax expense. The Company has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months.  The total amount of unrecognized tax benefits and related penalties and interest is not material as of December 31, 2008. The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

The Company is subject to taxation in the U.S. and various state jurisdictions. It will no longer be subject to U.S. federal or state examinations by tax authorities for years before 2003.

At December 31, 2008, the Company had both federal and state net operating loss (“NOL”) carryforwards of approximately $58,757 and $46,994, respectively. The net operating loss carryforwards for federal purposes began to expire in 2007, and the net operating loss carryforwards for state purposes began expiring in 2006. The Company has research and experimentation credit carryforward for federal and state purposes of approximately $218 and $236, respectively.  The research and experimentation credits begin to expire in 2010 for federal purposes and carry forward indefinitely for state purposes. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax assets.

The Company has completed an analysis on whether an ownership change had occurred with the consummation of the Ithaka merger in June 2007 or whether there have been other relevant ownership changes since the Company’s formation.  There may be additional such ownership changes in the future. If the Company has experienced certain ownership change at any time since its formation, utilization of the NOL carryforwards would be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization.  The Company has determined that it has incurred three relevant ownership changes since its inception, and the June 2007 merger with Ithaka has resulted in approximately $33.2 million of federal NOL carryforwards and $24.0 million of state NOL carryforwards that will expire unutilized as a result of the Section 382 limitations.

ALSIUS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

10.  Net Loss Per Share

Basic loss per share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share also includes the effect of stock options, warrants and other common stock equivalents outstanding during the period. In periods of a net loss position, basic and diluted weighted average shares are the same.

The merger with Ithaka in June 2007 was, for financial reporting purposes, treated as a reverse acquisition. Because the number of shares outstanding following a reverse acquisition is significantly different from the number of shares outstanding prior to the combination, the weighted average shares outstanding for purposes of presenting net loss per share on a comparative basis has been retroactively restated to the earliest period presented in order to reflect the effect of the reverse acquisition.  In effect, the reverse acquisition is similar to a stock split for the accounting acquirer, and retroactively restating the weighted average shares outstanding is consistent with the accounting required by SFAS No. 128, Earnings Per Share, for stock splits, stock dividends, and reverse stock splits.  Accordingly, 10,974,100 shares of common stock were deemed to be outstanding at the beginning of the earliest period presented. Basic net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the reporting period. There is no dilutive effect on net loss per share in the years presented due to the net loss position.

Potentially dilutive securities that have been excluded from net loss per share computations due to the net loss position are:

	Year Ended December 31,
	2008	2007	2006
Stock options	969,394	3,167,850	425,000
Restricted stock units	1,047,975	—	—
Common stock warrants	3,133,714	17,434,716	18,548,200
	5,151,083	20,602,566	18,973,200

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

As of December 31, 2008, future minimum lease payments on the operating leases are as follows:

Year Ending December 31,
2009	$379
2010	375
2011	373
$1,127

Rent expense for the years ended December 31, 2008, 2007 and 2006 was $458, $424 and $383, respectively.

ALSIUS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Capital Leases

As of December 31, 2008, capital lease payments are due in monthly installments through October 2011 for a total of $82.  Future minimum payments are $27, $30 and $25 for the years ended December 31, 2009, 2010, and 2011, respectively.

401(k) Plan

The Company has a 401(k) plan that covers substantially all employees. Employer contributions to the plan are at the discretion of the Board of Directors. The Company elected to make no contributions for each year since the inception of the plan. The Company paid administrative expenses on behalf of the plan of $3, $3 and $3, respectively, for the years ended December 31, 2008, 2007, and 2006.

Indemnifications

Each of the Registrant and Alsius Medical indemnifies its directors, and may indemnify its officers and other agents, to the maximum extent permitted under the Delaware General Corporation Law and the California Corporations Code, respectively. The indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. As there are currently no outstanding or threatened actions, the Company has not recorded any liability for these indemnities in the accompanying balance sheets.

Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. On January 29, 2009, Zoll filed a patent infringement complaint against the Company in the United States District court Central District of California.  However, Zoll has agreed that during the pendency of the Asset Sale, it will not serve the Company or take any action to pursue or resume the case.  If the Asset Sale were not to close and the litigation with Zoll were to resume, the Company would incur significant costs to defend it and pursue counterclaims against Zoll.  The Company’s efforts to raise funding to support operations would have to include a substantial allocation to cover the cost of litigation.  Management believes that the Company has a strong defense position and strong counterclaims to Zoll’s claims against the Company, but litigation is unpredictable and there is no assurance as to whether the Company would achieve a favorable outcome.  A loss may involve the payment of damages and/or an injunction to prevent the Company from selling some or all of its products. The ultimate outcome is uncertain at this time, therefore no amounts have been accrued as of December 31, 2008. The Company believes that it currently is not a party to any other legal proceedings which, individually or in the aggregate, would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

12. Segment Information

The Company operates in a single reporting segment. The following enterprise wide disclosure was prepared on a basis consistent with the preparation of the financial statements.

The Company derives significant revenue from outside the United States. Revenue by geographic area, based on the customer location, was as follows:

	Year Ended December 31,
	2008	2007	2006

United States	$6,506	$4,621	$2,592
Austria*	—	308	1,449
Germany*	2,864	1,395	—
France	310	560	321
Rest of Europe	2,262	1,710	1,565
Other	519	520	52
	$12,461	$9,114	$5,979

No other country represented more that 10 percent of total revenue.

* Prior to May 2007, sales to end users in both Germany and Austria were conducted through a distributor in Austria, and were reflected as Austrian sales.   Beginning in May 2007, sales in both Germany and Austria have been conducted predominantly through a distributor in Germany, and are reflected as German sales.

ALSIUS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company’s revenue by product category was as follows:

	Year Ended December 31,
	2008	2007	2006

Disposables	$6,631	$4,254	$2,893
CoolGard and Thermogard systems	5,121	4,393	2,837
Services	709	467	249
	$12,461	$9,114	$5,979

The Company’s long-lived assets located in its country of domicile and internationally were as follows:

	December 31, 2008	December 31, 2007
United States	$1,875	$1,564
International	226	143
	$2,101	$1,707

13. Related Parties

The Company paid approximately $575, $731 and $709 in legal fees for the years ended December 31, 2008, 2007 and 2006, respectively, to a law firm whose partner is the corporate secretary of the Company. Included in accounts payable and accrued expenses at December 31, 2008 and 2007 is approximately $111 and $235, respectively, due to this law firm.

The Company paid approximately $31 and $83 in professional fees for the years ended December 31, 2008 and 2007, respectively, to an executive recruiting firm whose principal is the spouse of a Vice President of the Company. Included in accounts payable and accrued expenses at December 31, 2008 and 2007 is approximately $0 and $1 due to this executive recruiting firm.

In connection with the services rendered in the years ended December 31, 2008 and 2007, for the procurement of the Company’s directors’ and officers’ insurance policies, the Company paid Woodruff-Sawyer & Co. a commission of $22 and $28, respectively.   Stephen R. Sawyer is a partial owner of Woodruff-Sawyer & Co. and the brother of Ms. Hutton, one of the Company’s directors. Ms. Hutton has no financial ownership or interest in Woodruff-Sawyer & Co. and did not participate in the selection of Woodruff-Sawyer & Co. as the Company’s insurance broker.  There are no amounts included in accounts payable and accrued expenses at December 31, 2008 or 2007 due to Woodruff-Sawyer & Co.

The Company paid approximately $84 and $113 in legal fees for the years ended December 31, 2008 and 2007, respectively, to a law firm whose partner is a holder of stock options of the Company. Included in accounts payable and accrued expenses at December 31, 2008 and 2007 is approximately $13 and $6 respectively, due to this law firm.  In 2007, the Company paid $120 to the partner of this law firm for his participation in the Management Incentive Plan associated with the completion of the merger transaction with Ithaka.  In addition, the Company has a balance of $8 in accrued expenses at December 31, 2007 representing a bonus payment due to the partner of this law firm.

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

ALSIUS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

14.  Subsequent Events

On February 19, 2009, the Company and ZOLL Circulation, Inc., a Delaware corporation (“Zoll”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company will sell substantially all of its assets to Zoll for a purchase price of $12.0 million in cash (the “Asset Sale”).  The Purchase Agreement contains customary representations, warranties and covenants of the Company including, among others, a covenant to use commercially reasonable efforts to conduct its operations in the ordinary course during the period between the execution of the Purchase Agreement and the completion of the Asset Sale.  The closing of the Purchase Agreement is subject to the satisfaction of certain conditions, including that the representations and warranties of the parties contained in the Purchase Agreement are true and correct in all material respects on the closing date, that applicable consents and approvals required to be obtained by the parties have been obtained and not withdrawn, the delivery of closing certificates from officers of the Sellers, and the delivery by counsel to the Company of a legal opinion satisfactory to Zoll.  The Purchase Agreement may be terminated under certain circumstances, including by either party if the other party is in material breach of any representation, warranty or covenant contained in the Purchase Agreement.  In connection with such termination, the breaching party must pay a termination fee of $1,000,000 to the terminating party.  The Company has also agreed to indemnify Zoll with respect to losses Zoll suffers related to or resulting from any breach of the Company’s representations, warranties, covenants and agreements.  The Company’s aggregate liability for such losses will in no event exceed $1,000,000 (except in the case of fraud or willful misconduct).  To qualify for indemnification, Zoll must make a claim within twelve months after the closing date of the Asset Sale.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Alsius Corporation and Subsidiaries
Irvine, California

We have audited the accompanying consolidated balance sheets of Alsius Corporation and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of the Company for the year ended December 31, 2006, before the effects of the adjustments to retroactively apply the change in accounting discussed in Note 10 to the consolidated financial statements, were audited by other auditors whose report, dated March 14, 2007, expressed an unqualified opinion on those statements.

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

In our opinion, such 2008 and 2007 consolidated financial statements present fairly, in all material respects, the financial position of Alsius Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited the adjustments to the 2006 consolidated financial statements to retroactively apply the change in accounting for net loss per share in 2006, as discussed in Note 10 to the consolidated financial statements. Our procedures included (1) comparing the amounts shown in the loss per share disclosures for 2006 to the Company's underlying accounting analysis, (2) comparing the previously reported shares outstanding and income statement amounts per the Company's accounting analysis to the previously issued consolidated financial statements, and (3) recalculating the additional shares to give effect to the reverse acquisition and testing the mathematical accuracy of the underlying analysis. In our opinion, such retroactive adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2006 consolidated financial statements of the Company other than with respect to the retroactive adjustments, and accordingly, we do not express an opinion or any other form of assurance on the 2006 consolidated financial statements taken as a whole.

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

As discussed in Note 1 to the consolidated financial statements, the Company signed an Asset Purchase Agreement with Zoll Medical Corporation on February 19, 2009 for the sale of substantially all of the Company’s assets and, on February 19, 2009, the Company's Board of Directors also unanimously adopted a plan providing for the complete dissolution and liquidation of the Company.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Alsius Corporation

In our opinion, the consolidated statement of operations, shareholders' equity (deficit) and cash flows for the year ended December 31, 2006, before the effects of the adjustments to retrospectively restate net loss per share for all periods as a result of the merger with Ithaka Acquisition Corp. described in Note 10, present fairly, in all material respects, the results of the operations and cash flows of Alsius Corporation and its subsidiaries for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America (the 2006 financial statements before the effects of the adjustments discussed in Note 10 are not presented herein).  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively restate net loss per share for all periods as a result of the merger with Ithaka Acquisition Corp. described in Note 10 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.  Those adjustments were audited by other auditors.

/s/ PRICEWATERHOUSE COOPERS LLP

PricewaterhouseCoopers LLP
Orange County, California
March 14, 2007

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T).	Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness, as of the end of the period covered by this report, of the design and operation of our "disclosure controls and procedures" as defined in Rule 13a-15(e) promulgated by the SEC under the Exchange Act. Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures, as of the end of such period, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

(b)          Evaluation of financial reporting controls and procedures.

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, pursuant to Rule 13a-15(c) of the Exchange Act. This system is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

A Company’s internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material affect on the financial statements.

Because of its inherent limitations, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15(c) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our CEO and our CFO, of the effectiveness, as of the end of the period covered by this report, of the design and operation of our internal control over financial reporting as defined in Rule 13a-15(f) promulgated by the SEC under the Exchange Act and based on the framework set forth in Internal Controls- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon that evaluation, our CEO and our CFO concluded that our internal controls over financial reporting, as of the end of such period, were effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only the management’s report in this annual report.

(c)          Changes in internal controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2008, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table shows information about our executive officers and directors:

Name	Age	Position(s)
Paul Brooke	62	Chairman of the Board
William Worthen	48	President and Chief Executive Officer
Gregory Tibbitts	41	Chief Financial Officer
H. Michael Ameli	66	Vice President, Manufacturing
John Riolo	48	Vice President of Regulatory, Clinical and Quality Assurance
Suzanne Winter	47	Vice President, Worldwide Sales and Marketing
Eric Hecht	48	Director
Wende Hutton (1)(2)	49	Director
Jack Lasersohn (1)(3)	56	Director
Gregory Waller (1)(2)	59	Director
Kurt Wheeler (2)(3)	56	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Paul A. Brooke has served as Chairman of our board of directors since the acquisition of Alsius by Ithaka Acquisition Corp. in June 2007. Mr. Brooke was Chairman and Chief Executive Officer of Ithaka, a special purpose acquisition corporation that he helped found in early 2005.  From the fall of 1997 to the winter of 2006, Mr. Brooke was a venture partner of MPM Capital, a healthcare-focused venture capital firm. From March 1983 to March 1999, he was Global Head of Healthcare Research and Strategy at Morgan Stanley, and has been a senior advisor to Morgan Stanley since April 2000.   Mr. Brooke is on the board of directors of three other healthcare companies listed on the Nasdaq stock market: HLTH Corporation, Incyte Corporation and ViroPharma, Inc.  Mr. Brooke received a B.A., cum laude, from Columbia College and an M.A. from Columbia University.

William J. Worthen has been Alsius’ President and Chief Executive Officer since March 1997 and has served as one of Alsius’ directors since 2006. From August 1992 until February 1997, he served as President and Chief Executive Officer and a member of the board of directors of Neuro Navigational Corporation, a publicly traded medical device company focused on minimally-invasive neuro surgery, which was sold to Ballard Medical Products. Mr. Worthen’s prior experience includes sales and marketing management positions at several cardiovascular products companies, including American Hospital Supply’s Edwards Laboratories division (now Edwards Lifesciences). Mr. Worthen earned a B.S. from San Diego State University.

Gregory J. Tibbitts has served as Alsius’ interim Chief Financial Officer since August 2008.  Mr. Tibbitts served as the Chief Financial Officer of Cryocor, Inc., a medical device company focused on cardiology, from July 2004 until its acquisition by Boston Scientific Corporation in May 2008.  From April 2000 to June 2004, Mr. Tibbitts held various positions, including Chief Financial Officer, with Elitra Pharmaceuticals Inc., a biotechnology company.  From December 1996 to March 2000, Mr. Tibbitts was a senior manager in the audit department of Ernst & Young LLP, specializing in the biotechnology, medical device and other high technology industries. Mr. Tibbitts received a B.A. in Business Administration from the University of San Diego and an M.B.A. in Finance from San Diego State University, and is a Certified Public Accountant in the State of California.

John Riolo has been Alsius’ Executive Vice President of Regulatory, Clinical and Quality Assurance since March 2008.  Mr. Riolo has twenty-three years of experience in regulatory affairs, quality assurance and engineering, most recently as Vice President of Quality Assurance, from 2005 to 2008, at DexCom, Inc., which develops glucose monitoring technologies for diabetes.

H. Michael Ameli has been Alsius’ Vice President, Manufacturing since January 2001. >From January 1997 until December 2000, he served as a director of operations in charge of catheter manufacturing for Medtronic Corporation, a publicly traded diversified medical device company. Mr. Ameli earned a B.S. from California State Polytechnic University, Pomona and an M.B.A. from California State University, Long Beach.

Suzanne C. Winter has been Alsius’ Vice President, Worldwide Sales and Marketing since November 2004. From November 1998 until October 2004, she served as our Vice President of Marketing and International Sales. From November 1991 until October 1998, she was a Business Unit Director for Toshiba America Medical Systems, Inc. Ms. Winter earned a B.Sc. from St. Lawrence University in New York and an M.B.A. from Harvard Business School.

Eric M. Hecht has served as one of our directors since the acquisition of Alsius in June 2007 by Ithaka Acquisition Corp., a special purpose acquisition corporation he helped found with our Chairman, Paul Brooke. Since January 2003, Dr. Hecht has served as Chief Executive Officer of Potomac Pharma, Inc., a private specialty pharmaceutical company. From January 1997 to December 2002, he served as a senior research analyst for Merrill Lynch and from September 1992 to December 1996, he served as a senior research analyst for Morgan Stanley. While at Merrill Lynch and Morgan Stanley, Dr. Hecht focused on biotechnology companies. Dr. Hecht received a B.S. from Touro College and an M.D. from the Albert Einstein College of Medicine.

Wende S. Hutton has served as one of Alsius’ directors since February 2000. Ms. Hutton has been a general partner at Canaan Partners, a venture capital firm, since April 2007. From June 2001 until March 2004, Ms. Hutton was a general partner of Spring Ridge Partners. From January 1993 until June 2001, Ms. Hutton was a general partner of Mayfield Fund. Ms. Hutton serves on the boards of directors of a number of privately held medical device companies. Ms. Hutton earned a B.A. from Stanford University and an M.B.A. from Harvard Business School.

Jack W. Lasersohn has served as one of Alsius’ directors since March 1999. Mr. Lasersohn has been a general partner of The Vertical Group, a venture capital firm, since January 1988. Mr. Lasersohn serves on the board of directors of a number of privately held medical device companies. Mr. Lasersohn earned a B.S. from Tufts University, an M.A. from The Fletcher School of Law and Diplomacy and a J.D. from Yale Law School.

Gregory D. Waller has served as one of Alsius’ directors since March 2006.  From 1993 to May 2005, Mr. Waller served as the Vice President of Finance, Chief Financial Officer and Treasurer of Sybron Dental Specialties, Inc., a publicly traded dental products company which was acquired in May 2006 by Danaher Corporation. Mr. Waller serves on the board of directors, and as Chairman of audit committee, of Endologix, Inc., Clarient, Cardiogenesis, and SenoRx, all publicly traded medical device companies. Mr. Waller earned a B.A. and an M.B.A. from California State University, Fullerton.

Kurt C. Wheeler has served as one of Alsius’ directors since September 2003. Mr. Wheeler has been a managing director of Clarus Ventures, a venture capital firm, since February 2005 and has been a general partner of MPM Capital BioVentures Funds II and III since February 2000. Mr. Wheeler serves on the boards of directors of Nasdaq-listed medical technology company Somaxon Pharmaceuticals, Inc., as well as on the boards of directors of a number of privately held medical device and biopharmaceutical companies. Mr. Wheeler earned a B.A. from Brigham Young University and an M.B.A. from Northwestern University.

Board Meetings

Our Board of Directors held ten meetings in 2008. All directors attended at least 75% of the meetings of the Board of Directors held during the period for which such directors served on our Board and of the committees on which such directors served. It is the Company’s policy that all members of the Board of Directors attend the Company’s Annual Meeting in person or telephonically, absent exigent circumstances. The non-employee members of our Board of Directors are compensated for their Board service as discussed below in the section “Compensation of Directors.”

Committees of the Board of Directors

Our Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The Board has determined that each director who serves on these committees is “independent,” as that term is defined by listing standards of The NASDAQ Stock Market and Securities and Exchange Commission (SEC) rules.

Audit Committee

The members of the Audit Committee are Gregory Waller (Chairman), Jack Lasersohn and Wende Hutton. The Audit Committee provides assistance to the Board of Directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent registered public accounting firm and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The Audit Committee oversees management’s implementation of the Company’s financial and accounting policies and procedures in compliance with the Sarbanes-Oxley Act of 2002. The Audit Committee oversees the audit efforts of our independent registered public accounting firm and takes those actions it deems necessary to satisfy it that the accounting firm is independent of management.

The Audit Committee held three meetings in 2008. The Audit Committee charter is available on the “Corporate Governance” section of our website at www.alsius.com. The Board of Directors has determined that Mr. Waller, the Chairman of the Audit Committee, is an “Audit Committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. See Mr. Waller’s biography above for a discussion of his business experience.

Compensation Committee

The members of the Compensation Committee are Kurt Wheeler (Chairman), Wende Hutton and Gregory Waller. The Compensation Committee determines our general compensation policies and the compensation provided to our directors and executive officers, including bonuses. The Compensation Committee does not determine cash compensation for employees below the executive officer level, but provides input on such compensation as requested by executive management. In addition, the Compensation Committee reviews and determines equity-based compensation for our directors, officers and employees, and administers our stock incentive plans.

The Compensation Committee held one meeting in 2008. The Compensation Committee charter is available on the “Corporate Governance” section of our website at www.alsius.com.

Nominating and Corporate Governance Committee

The members of the Nominating and Corporate Governance Committee are Jack Lasersohn (Chairman), and Kurt Wheeler. The Nominating and Corporate Governance Committee makes recommendations to the Board of Directors regarding candidates for directorships and the size and composition of the Board and its committees. In addition, the Nominating and Corporate Governance Committee oversees our corporate governance guidelines, is responsible for director training and evaluation and makes recommendations to the Board concerning corporate governance matters.

The Nominating and Corporate Governance Committee held no meetings in 2008 because the slate of directors for 2008 had been pre-agreed to in connection with the Ithaka merger. The Nominating and Corporate Governance Committee charter is available on the “Corporate Governance” section of our website at www.alsius.com.

Director Nominations

The Board of Directors has as an objective that its membership be composed of experienced and dedicated individuals with a diversity of backgrounds, perspectives and skills. The Nominating and Corporate Governance Committee will select candidates for director based on their character, judgment, diversity of experience, business acumen, and ability to act on behalf of all stockholders. The Nominating and Corporate Governance Committee believes that nominees for director should have experience, including management or accounting and finance, or industry and technology knowledge, that may be useful to Alsius and the Board, highest personal and professional ethics, and the willingness and ability to devote sufficient time to effectively carry out his or her duties as a director. The Nominating and Corporate Governance Committee, among other things, intends to assure that at least one member of the Board meets the criteria for an “Audit Committee financial expert” as defined by SEC rules and that a majority of the members of the Board meet the definition of “independent director” under the rules of The NASDAQ Stock Market. The Nominating and Corporate Governance Committee also believes it is appropriate for the Chief Executive Officer to participate as a member of the Board.

Our current Board of Directors membership was determined in connection with the acquisition of Alsius by Ithaka Acquisition Corp. in June 2007.  Following the acquisition, nominees for our Board of Directors will be determined by the Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee identifies nominees first by determining whether the current directors whose term will expire at the Annual Meeting are willing to continue in service. In the event that a director does not wish to continue in service or a vacancy is created on the Board as a result of a resignation, an increase in the size of the Board or other event, the Committee will nominate new candidates for Board membership. Candidates for director may be suggested by the Committee members, by other Board members, by stockholders or by legal or other advisors to the Company. In addition, the Committee may from time to time engage an executive search firm to identify qualified candidates.

In addition, our Bylaws contain provisions that address the process by which a stockholder may nominate an individual to stand for election to the Board of Directors at our Annual Meeting. In order to nominate a candidate for director, a stockholder must give timely notice in writing to Alsius’ Secretary and otherwise comply with the provisions of our Bylaws. To be timely, our Bylaws provide that we must have received the stockholder’s notice not less than 60 days nor more than 90 days prior to the scheduled date of the meeting, provided, however, that in the event that less than 70 days notice or prior public disclosure of the date of the Annual Meeting is given or made to stockholders, notice by the stockholder to be timely must be received no later than the earlier of the close of business on the 10th day following the day on which notice of the date of the scheduled Annual Meeting was mailed or public disclosure of the meeting date was made. Information required by the Bylaws to be in the notice include the name and contact information for the candidate and the person making the nomination, the class, series and number of shares of capital stock beneficially owned by stockholder and other information about the nominee that must be disclosed in proxy solicitations under Section 14 of the Securities Exchange Act of 1934 and the related rules and regulations.

Stockholder nominations must be made in accordance with the procedures outlined in, and include the information required by our Bylaws and must be addressed to: Secretary, Alsius Corporation, 15770 Laguna Canyon Road, Suite 150, Irvine, California 92618. You may obtain a copy of our Bylaws by writing to the Secretary at this address.

Stockholder Communications with the Board of Directors

If you wish to communicate with the Board of Directors, you may send your communication in writing to: Secretary, Alsius Corporation, 15770 Laguna Canyon Road, Suite 150, Irvine, California 92618. You must include your name and address in the written communication and indicate whether you are a stockholder of Alsius. The Secretary will review any communication received from a stockholder, and all material communications from stockholders will be forwarded to the appropriate director or directors or committee of the Board based on the subject matter.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics that is applicable to our directors, officers and employees. This Code of Ethics is designed to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships. A copy of our Code of Ethics is available on the “Corporate Governance” section of our website at www.alsius.com. We will post any amendments to, or waivers from, our Code of Ethics at that location on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of the common stock, to file with the SEC initial reports of beneficial ownership (Form 3), reports of changes in beneficial ownership of common stock and other equity securities of the Company (Form 4) and annual reports of changes in beneficial ownership of common stock and other equity securities of the Company not otherwise required to be disclosed on a Form 4 (Form 5). Officers, directors and greater than 10% stockholders of the Company are required by SEC rules to furnish to the Company copies of all Section 16(a) reports they file. In 2008, to our knowledge, all Section 16(a) filings for Alsius officers, directors and greater than 10% beneficial owners were complied with for fiscal 2008, except that each of William Worthen, H. Michael Ameli and Suzanne Winter filed one report late relating to the exchange of options for RSUs pursuant to the Company’s July 2008 tender offer.

Report of the Audit Committee

The following report of the Audit Committee does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any other filing by Alsius under the Securities Act of 1933 or the Securities Exchange Act of 1934.

The Audit Committee operates under a written charter adopted by the Board of Directors. A copy of the Audit Committee charter is available on the “Corporate Governance” section of our website at www.alsius.com. As required by the rules of The NASDAQ Stock Market and the SEC, the Audit Committee has three members. All of the Audit Committee members meet the independence standards established under the rules, and at least one member qualifies as a “financial expert” as required by the rules.

The Audit Committee assists the Board in fulfilling its responsibility to oversee management’s implementation of Alsius’ financial reporting process. It is not the duty of the Audit Committee to plan or conduct audits or to determine that the financial statements are complete and accurate and are in accordance with generally accepted accounting principles. Management is responsible for the financial statements and the reporting process, including the system of internal controls and disclosure controls. The independent registered public accounting firm is responsible for expressing an opinion on the conformity of those financial statements with accounting principles generally accepted in the United States.

In discharging its oversight role, the Audit Committee reviewed and discussed the audited financial statements contained in the 2008 Annual Report with Alsius’ management and independent registered public accounting firm.

For the fiscal year ended December 31, 2008, the Audit Committee has met and held discussions with management and the independent auditors. Management represented to the Audit Committee that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States, and the Audit Committee has reviewed and discussed the audited consolidated financial statements with management and the independent auditors. The Audit Committee has reviewed and discussed our audited consolidated financial statements with our management and has discussed with our independed registered public accounting firm the matters required to be discussed by Statement on Auditing Standards No. 61, as amended (AICPA Professional Standards Vol. 1.AU Section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T (Communication with Audit Committees).

Our independent auditors also provided to the Audit Committee the written disclosures and the letter required by Public Company Accounting Oversight Board (United States) (PCAOB) and Independence Rule 3526, “Communications with Audit Committees Concerning Independence”, and the Audit Committee discussed with the independent auditors that firm’s independence. The Audit Committee also has considered whether the provision of non-audit services is compatible with maintaining the auditors’ independence.

Based upon these reviews and discussions, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in Alsius’ annual report on Form 10-K for the year ended December 31, 2008 for filing with the Securities and Exchange Commission.

Respectfully submitted on March 31, 2009, by the members of the Audit Committee of the Board:

Gregory Waller (Chairman) Jack Lasersohn Wende Hutton

Item 11.	Executive Compensation

Compensation Discussion and Analysis

 The Compensation Committee

Committee Members

During 2008, the Compensation Committee (the “Committee”) consisted of three directors: Kurt Wheeler (Chairman), Wende Hutton and Gregory Waller, who handled all of the Committee’s duties and compensation determinations for 2008.  The Board has determined that each member of the Committee is “independent” as that term is defined under the rules of The NASDAQ Stock Market. The Committee meets as often as necessary to perform its duties and responsibilities. The Committee held one meeting during 2008 to set executive compensation for the year and review prior year performance, and any other compensation matters addressed during the year were addressed by the full board.

Role of Committee

The Committee operates under a written charter approved by the Board. A copy of the charter is available at www.alsius.com under Corporate Governance. The Committee’s purpose is to:

•	Carry out the Board’s responsibilities related to the compensation of executive officers of the Company;
•	Assist the Board in establishing appropriate incentive compensation and equity-based plans for the Company’s executive officers and to administer such plans;
•	Produce an annual report on executive compensation for inclusion in the Company’s annual proxy statement; and
•	Perform such other duties and responsibilities enumerated in and consistent with the Committee’s charter.

Compensation Committee Process

Annual Evaluation

The Committee meets to (i) evaluate the performance of the Company’s executive officers; (ii) determine their annual bonuses for the prior fiscal year; (iii) establish the performance goals and objectives for the current fiscal year; (iv) set their base salaries for the next fiscal year; and (v) consider and approve any grants to them of equity incentive compensation. In establishing the performance goals and objectives for the current fiscal year, the Committee discusses with the Chief Executive Officer the Company’s strategic objectives and performance targets.

Management’s Role in Determining Executive Compensation

The Committee recommends the compensation for all the executive officers, including the Named Executive Officers (as defined in the executive compensation table below), to the full Board of Directors for approval, and the full Board then votes to determine executive compensation. This process is used to establish base cash and equity compensation and target bonuses for the fiscal year, and to award bonuses, if any, after the year has been completed.  The process may also be used during the year to make adjustments to executive compensation, if necessary, and to establish compensation for executives who may be hired during the year.

William Worthen, the Chief Executive Officer, plays a role in determining executive compensation, including evaluating employee performance, establishing business performance targets and objectives and recommending salary levels and equity grants to the Committee. Mr. Worthen also participates in Committee meetings, at the Committee’s request, and provides evaluations and compensation recommendations as to senior executive officers, other than himself.  Mr. Worthen does not participate in Committee meetings when his own compensation is being determined.

Peer Group Surveys

The Company attempts to adhere to a methodology that provides total core compensation to executive officers that is targeted by reference to an applicable peer group of companies which are similar in size and stage of development to the Company (the “peer group”). We draw upon data for comparable companies from public disclosures for the companies in the peer group and from reputable ongoing compensation surveys of similarly sized companies in the medical technology industry.

Peer group companies used most recently to determine executive compensation after the acquisition of Alsius by Ithaka Acquisition Corp. include the following:

●	Hemosense, Inc.
●	Endologix, Inc.
●	Northstar Neuroscience, Inc.
●	Cryocor, Inc.
●	Restore Medical, Inc.
●	SenoRx, Inc.
●	Abiomed, Inc.
●	AtriCure, Inc.
●	Conceptus, Inc.
●	DexCom, Inc.
●	LeMaitre Vascular, Inc.
●	Orthovita, Inc.
●	Rochester Medical Corporation
●	Thermage, Inc.
●	VNUS Medical Technologies, Inc.

Compensation Philosophy

The Company’s general compensation philosophy is that compensation of Alsius’ executive officers should encourage creation of stockholder value and achievement of strategic corporate objectives. Compensation programs should be designed to attract, retain and motivate executives critical to the Company’s long-term growth and profitability. In support of this philosophy, the Committee believes that:

•
The total compensation package for executives should be competitive with the total compensation paid to executives with comparable duties in the Company’s peer group, taking into account relative company size, performance and geographic location as well as individual responsibilities and performance;

•	Bonus programs and equity incentive plans should motivate the executive to achieve specific strategic and performance goals and objectives established by the Board; and
•	Bonuses and long-term equity incentive awards serve to align the executive’s interests with those of the Company’s stockholders.

Elements of Executive Compensation

Base Salaries

For our Named Executive Officers, the chart below shows the breakdown between fixed pay through the executives’ base salaries and variable performance-based pay for 2008. The Named Executive Officers are the Company’s Chief Executive Officer, Chief Financial Officer, and the three other most highly compensated executive officers in 2008.

Name	Title	Base Salaries (%)	Bonus (%)	Equity Awards (%)(1)	All Other Compensation (%)
William Worthen	President and Chief Executive Officer	25%	0%	74%	1%
Gregory Tibbitts	Chief Financial Officer	100%	0%	0%	0%
John Riolo	Vice President of Regulatory, Clinical and Quality Assurance	70%	0%	26%	5%
H. Michael Ameli	Vice President, Manufacturing	56%	0%	40%	5%
Suzanne Winter	Vice President, Worldwide Sales and Marketing	35%	0%	55%	10%

(1)	The value reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with SFAS 123(R).

In determining base salaries, the Committee considers the executive’s scope of responsibility, level of experience, individual performance, and past and potential contribution to the Company’s business. To ensure that the base salaries are competitive, the Committee also periodically reviews an independent survey of executive compensation and compares the base salaries to those paid by other companies for similar positions. To establish 2008 base salaries and bonus targets, the Committee considered the results of compensation surveys that provided compensation data for public and private peer companies.  Base salaries are reviewed annually, and adjusted from time to time to increase salaries to industry levels after taking into account individual responsibilities, performance and experience.

Bonuses

The Company’s bonus program is tied in part to the Company’s achievement of specific financial performance objectives established for each fiscal year.  Bonuses for all executives are primarily based upon the achievement of revenue and operating profit targets, and to a lesser extent on individual performance goals.  Bonuses are also intended to reward individual performance during the year and are determined on a discretionary basis.  Generally, the Committee sets the target bonus levels such that the relative difficulty of achieving the target level is consistent from year to year.

For 2008, while individual performance was generally strong and fourth quarter sales in particular exceeded expectations, the Company did not have sufficient cash to justify bonuses, and therefore no bonuses were awarded for 2008, and, for 2009, there has been no change in base salaries or target bonuses.  As discussed below, equity incentives were given in lieu of cash bonuses.

Equity Incentives

In keeping with the Committee’s compensation philosophy, the Committee believes that equity incentive awards serve to align executive’s interests with those of the Company’s stockholders and motivate the executive to achieve the specific strategic and performance goals and objectives established by the Board. Under the Company’s 2006 Equity Incentive Plan (the “2006 Plan”), the Company may grant any type of award whose value is derived from the value of the Common Stock of the Company, including shares of Common Stock, options and RSUs.

The Company has granted options and RSUs.  The exercise price of the stock options granted to date has been the closing price as reported on NASDAQ of the Common Stock on the date of grant; RSUs do not have an exercise price. To encourage retention, the ability to exercise the option or be issued the shares underlying the RSUs are subject to vesting restrictions. The Committee’s policy for executives is to award options, which generally vest over four years, with 25% vesting after year one and the balance in equal monthly installments for three years thereafter, or RSUs, which generally vest in three equal annual installments, based on continued service to the Company.  Decisions made by the Committee regarding the timing and size of subsequent option or RSU grants take into consideration the Company’s and the individual’s performance, competitive market practices, and the size and term of option grants made in prior years.

 Post-Termination and Change in Control Payments

We have an agreement with Mr. Worthen, our Chief Executive Officer, under which Mr. Worthen is entitled to receive severance payments equal to twelve months base salary, payable in accordance with our standard payroll practices, continuation of his benefits and a pro-rated bonus, if Mr. Worthen’s employment is terminated without cause or Mr. Worthen resigns for good reason (which includes in connection with a relocation or a diminution in duties). In addition, as with all senior executives, 50% of Mr. Worthen’s unvested equity-compensation awards will become fully vested immediately upon an acquisition or similar change in control, and the balance will become fully vested if following a change in control Mr. Worthen is terminated without cause of resigned for good reason. Had a change in control occurred on December 31, 2008 and Mr. Worthen been terminated, he would have received severance payments totaling $300,000 (his 2008 base salary) and the value of the accelerated vesting of his RSUs, calculated in accordance with Section 4999 of the Internal Revenue Code would have totaled $168,750.  As Mr. Worthen’s salary changes, his potential severance payment will also change.

In February 2008, the Board adopted the Alsius Corporation Change in Control Severance Plan (the “Change in Control Plan”).  The Change in Control Plan provides certain management employees with compensation and benefits in the event of termination of employment following a change in control.  The purpose of the Change in Control Plan is to enhance our ability to attract and retain qualified personnel.  The Board adopted the Change in Control Plan after assessing benefits offered at comparable peer group companies.  The Change in Control Plan will remain in effect for three years and will automatically renew for successive one-year terms if not terminated by the Board.

Under the Change in Control Plan and related documents, Messrs. Ameli and Riolo and Ms. Winter are entitled to receive severance payments equal to six months base salary and continuation of benefits in the event we undergo a change in control and the executive’s employment is terminated without cause.  Executive officers are also entitled to plan benefits in the event they resign for good reason following a change in control, which includes events such as a resignation due to a material diminution in compensation or duties, among other things.  In order to be eligible to receive benefits, Change in Control Plan participants must sign a release of claims and abide by certain other post-employment restrictions.  Payments under the Change in Control Plan will be made in installments, and may be delayed in certain cases in order to comply with Internal Revenue Code Section 409A and related tax provisions.

 Additional Benefits

Executive officers are also entitled to reimbursement for all reasonable and documented business expenses, paid vacation in accordance with the Company’s vacation policy for employees generally, participation in all plans provided to employees in general, a life insurance policy, and a disability policy in the maximum insurable amount.

Compensation Decisions for 2008 and 2009

In setting base compensation and bonus for 2008 and 2009, the Compensation Committee continued to apply the compensation philosophy described above in determining the compensation of executive officers.  All compensation decisions for executive officers for 2008 and 2009, were approved by the full Board of Directors, after first being reviewed and recommended by the Compensation Committee.

2008 Base Salary

For 2008, the Committee adjusted the base salary for Mr. Worthen to $300,000, compared to $273,000 in 2007.

In determining Mr. Worthen’s 2008 compensation and the compensation of the other executive officers, the Committee considered the following:

●
Company performance:  The 52% increase in the Company’s revenue in 2007, and the specific performance goals and objectives for the Company in 2007 established by the Board, in particular the goal of completing the merger with Ithaka Acquisition Corp.

●
Allocation between cash and non-cash component:  Allocating compensation between cash and equity in a manner that provided cash compensation in line with peer group companies and appropriate for the Company’s location, while providing a significant potential in equity value in keeping with the peer group and to attempt to align management’s incentives with stockholders.

●	Internal pay equity: The relationship between each element of Mr. Worthen’s compensation, on the one hand, and the compensation of each of the Company’s other executive officers, on the other hand.

●	Peer group: The results of the peer group survey of medical technology companies, with respect to the cash and equity components.

For 2008, the Committee adjusted the base salary for the other executive officers as follows: H. Michael Ameli, Vice President, Manufacturing, to $183,198 from $176,152 in 2007; and Suzanne Winter, Vice President, Worldwide Sales, to $208,000 from $200,000 in 2007.  Mr. Tibbitts joined the Company in August 2008 as a consultant, who received per diem compensation of $1,250, and Mr. Riolo joined the Company in March 2008, who received a base salary of $235,000 during 2008.

2008 Bonus

For 2008, the Committee and the Board agreed, that while individual performance was generally strong and fourth quarter sales in particular exceeded expectations, the Company did not have sufficient cash to justify bonuses, and therefore the Company did not award bonuses for 2008.

2008 Equity Awards

For 2008, the Compensation Committee did not recommend, and the full Board did not approve, any equity based compensation for executive officers.

The Management Incentive Plan

In connection with the Ithaka acquisition, the boards of Ithaka and Alsius mutually agreed to a bonus plan, known as the Management Incentive Plan or MIP, under which a total of $3 million was paid at the closing in June 2007 to Alsius employees and certain consultants and non-employee members of Alsius’ board of directors who provided valuable technical and other services to Alsius. In addition,  $2 million was payable under the MIP over the three fiscal years following the merger if Alsius achieves certain revenue targets in 2007, 2008 and 2009.  As the revenue targets were not obtained in 2007 or 2008, and Alsius is now to be sold to Zoll, none of the $2 million will be paid.

The MIP was established to incentivize Alsius management to complete the Ithaka merger, which was necessary to provide capital to the Company, and to compensate management for the fact that their Alsius stock options were out of the money, and that management took what were viewed as below market salaries prior to closing the Ithaka transaction because the Company’s cash resources were so limited.

The past Management Incentive Plan payments are considered by the Compensation Committee and the Board of Directors to be in connection with the Ithaka transaction, and are considered to be in addition to and not a part of regular management compensation.

2008 Overall Compensation Compared to 2007

Overall, for 2008, Mr. Worthen received a 9% increase in base salary and a 43% increase in annual target bonuses from 2007. Overall, for 2007, the other executive officers on average received a 4% increase in base salary, a 1.4% increase in target annual bonuses from fiscal 2007.

2009 Compensation

1.  In the fourth quarter of 2008, the Committee recommended, and the full Board of Directors approved, keeping 2009 base cash compensation and target cash bonuses the same as they were in 2008, with no increases, as the Company did not have sufficient cash at this time to justify bonuses or pay raises.  The base salaries and target bonuses for 2009 are as set forth below.  Additional equity grants were made to executives at the beginning of 2009 to help maintain motivation for the benefit of the Company and its investors, especially at a time when the Company was working to position itself for a financing or sale.

•	Mr. Worthen’s 2009 base salary is $300,000, with a target incentive bonus of 40% of base salary;

•	Mr. Tibbitts’ 2009 receives a per diem compensation of $1,250;

•	Mr. Riolo’s 2009 base salary is $235,000, with a target incentive bonus of 30% of base salary;

•	Mr. Ameli’s 2009 base salary is $183,198, with a target incentive bonus of 30% of base salary; and

•	Ms. Winter’s 2009 base salary is $208,000, with a target incentive bonus of 35%.

Tax and Accounting Implications

Deductibility of Compensation

 Under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), a public company generally will not be entitled to a deduction for non-performance-based compensation paid to certain executive officers to the extent such compensation exceeds $1.0 million. Special rules apply for “performance-based” compensation, including the approval of the performance goals by the stockholders of the Company.

We generally intend to qualify executive compensation for deductibility without limitation under Section 162(m) of the Code. The non-performance based compensation paid in fiscal 2008 to any of our executive officers, as calculated for purposes of Section 162(m) of the Code, did not exceed the $1.0 million limit, and we do not expect that the non-performance based compensation paid in fiscal 2008 to be paid to any of our executive officers for fiscal 2008 will exceed the $1.0 million limit.

Nonqualified Deferred Compensation

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, changing the tax rules applicable to nonqualified deferred compensation arrangements. The final rules under Section 409A under the Code, which applies to deferred compensation, were issued on April 10, 2007, and the Company does not believe these rules will have a current impact on its compensation arrangements.

Accounting for Stock-Based Compensation

Beginning on January 1, 2006, the Company began accounting for stock-based compensation in accordance with the requirements of Statement of Financial Accounting Standards 123(R).

Conclusion

The Compensation Committee believes that the Company’s compensation policies support the Committee’s compensation philosophy that compensation should encourage creation of stockholder value and achievement of strategic corporate objectives. The Committee believes that for fiscal 2008, the total compensation package for each of the executive officers was competitive with the total compensation paid to executives of other companies in the Company’s industry that are of similar size and performance, and that the programs designed for 2009 will also be competitive. In addition, the Committee believes that the bonus and equity incentives help reinforce the compensation philosophy that bonus programs and equity incentive plans should motivate the executive to achieve specific strategic and performance goals and objectives established by the Board and align the executive’s interests with those of the Company’s stockholders.

Executive Compensation Data and Related Matters

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation earned by each of the Named Executive Officers for the fiscal year ended December 31, 2008.

Name and Principal Position	Year	Salary ($)	Non-equity Incentive Plan Compensation ($)	Stock Awards ($)	Option Awards ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
William Worthen, Chief Executive Officer and President	2008	$300,000	$0	$83,747	$824,833	―	$12,221	$1,220,801

Gregory Tibbitts, Chief Financial Officer	2008	$1,250 (2)	$0	―	―	―	―	$1,250 (2)

John Riolo, Vice President of Regulatory, Clinical, and Quality Assurance	2008	$235,000	$0	―	$86,902	―	$15,662	$337,564

H. Michael Ameli, Vice President, Manufacturing	2008	$183,198	$0	$12,088	$119,051	―	$13,799	$328,136

Suzanne Winter, Vice President, Worldwide Sales and Marketing	2008	$208,000	$37,100	$30,261	$298,040	―	$19,405	$592,806

(1)
Certain of the Company’s executive officers receive personal benefits in addition to salary and cash bonuses, including, but not limited to, automobile allowances, life insurance payable at the direction of the employee, contributions under the Company’s retirement plans, and group health insurance. The amount shown in column (h) for “All Other Compensation” consists of the following:

Name	Health Insurance	Life & Disability Insurance	Total

William Worthen	$10,501	$1,719	$12,221

Gregory Tibbitts	$0	$0	$0

John Riolo	$14,276	$1,386	$15,662

H. Michael Ameli	$12,616	$1,183	$13,779

Suzanne Winter	$17,716	$1,689	$19,405

(2)	Mr. Tibbitts, as a consultant, receives a per diem compensation equal to $1,250.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth certain information with respect to grants of awards to the Named Executive Officers under our non-equity and equity incentive plans during fiscal 2008.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards Target			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option		Grant Date Fair Value of Stock and Option
Name	Threshold ($)	($)(1)	Maximum ($)	or Units (#)	Options (#)	Awards ($/Sh)	Grant Date	Awards

William Worthen	—	$120,000	—	375,000 (2)	—	$—	7/28/08	$1.15

Gregory Tibbitts	—	—	—	—	—	—	—	—

John Riolo	—	70,500	—	—	168,600	1.84	4/1/08	$1.84

H. Michael Ameli	—	54,959	—	54,125 (2)		—	7/28/08	$1.15

Suzanne Winter	—	72,800	—	135,500 (2)	—	—	7/28/08	$1.15

(1)
The amounts in this column reflect the full bonus potential established for each executive for 2008, and the estimated payout upon achievement of the performance goals and objectives established by the Board. No bonuses were made to executive officers for 2008.

(2)
Messrs. Worthen and Ameli and Ms. Winter were issued the number of RSUs listed above in connection with the Company’s tender offer in July 2008, whereby each individual received one RSU for every 2 options tendered.

Narrative to Summary Compensation Table and Plan-Based Awards Table

Employment Agreements

William Worthen, entered into an employment agreement, dated as of January 1, 2008, with Alsius. Mr. Worthen’s employment agreement provides for him to be employed as chief executive officer of both Alsius and Alsius Medical upon consummation of the Ithaka merger and will provide for an annual salary of $300,000, with increases as may be determined by the Board of Directors.  In the event of termination without cause by Alsius or for good reason by Mr. Worthen, Mr. Worthen will be entitled to twelve months continuation of salary and benefits. This amount is expected to be paid in a lump sum to Mr. Worthen on the closing of the sale of Alsius’ assets to Zoll.

 Indemnification Agreements

In addition, the Company enters into indemnification agreements with its executive officers that may require the Company to indemnify them against liabilities that may arise by reason of their status or service.

Employee Benefit Plans

The Company’s stock incentive plans provide for grants of options to purchase shares of common stock, awards of restricted stock, stock appreciation rights and stock units. Incentive stock options are generally granted to employees. Grants of nonstatutory stock options and other stock-based awards may be granted to employees, non-employee directors, advisors and consultants. All grants and awards are settled in equity and settled through the issuance of shares that have been authorized and were previously unissued.

2006 Equity Incentive Plan

The 2006 Equity Incentive Plan (the “2006 Plan”) was adopted by the Company’s Board of Directors in July 2006 and following stockholder approval, became effective upon the consummation of the merger. The 2006 Plan is administered by the Board of Directors or the Compensation Committee and provides for the issuance of stock options. The Board of Directors may amend or modify the 2006 Plan at any time, with stockholder approval, as required.

The 2006 Plan reserves 2,850,000 shares of Alsius common stock for issuance in accordance with the plan’s terms. The number of shares reserved for issuance under the plan will be increased on the first day of each of Alsius’ fiscal years from 2008 through 2016 to 3% of the number of fully diluted shares of Alsius’ common stock outstanding on the last day of the immediately preceding fiscal years; provided, however, that the percentage shall be reduced to 2% from and after the time when Alsius calls its warrants for redemption. The purpose of the plan is to create incentives designed to motivate our employees to significantly contribute toward our growth and profitability, to provide Alsius executives, directors and other employees and persons who, by their position, ability and diligence are able to make important contributions to our growth and profitability, with an incentive to assist us in achieving our corporate objectives, to attract and retain executives and other employees of outstanding competence and to provide such persons with an opportunity to acquire an equity interest in Alsius.

All officers, directors and employees of Alsius will be eligible to be granted awards under the 2006 Plan. An incentive stock option may be granted under the 2006 Plan only to a person who, at the time of the grant, is an employee of Alsius or a related corporation. No allocations of shares that may be subject to awards have been made in respect of the executive officers or any other group, except as set forth below. All awards will be subject to the recommendations of the Compensation Committee and approval by the Board of Directors or the Compensation Committee.

RSU Exchange

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

Salary and Bonus in Proportion to Total Compensation

See “Compensation Discussion and Analysis” for the breakdown between fixed pay through the executives’ base salaries and variable performance-based pay for fiscal 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

 The following table sets forth certain information regarding equity-based awards held by each of the Named Executive Officers as of December 31, 2008.

	Option Awards (1)				Stock Awards
						Market Value
	Number of	Number of				of Shares or
	Securities	Securities			Number of	Units of
	Underlying	Underlying	Option		Shares or	Stock
	Unexercised	Unexercised	Exercise	Option	Units of Stock	That Have
	Options (#)	Options (#)	Price	Expiration	That Have Not	Not Vested
Name	Exercisable	Un-Exercisable	($)	Date	Vested (#)	($) (2)

William Worthen	—	—	$—	—	375,000	$168,750
Gregory Tibbitts	—	—	—	—	—	—
John Riolo	—	168,600	1.84	4/1/2018	—	—
Michael Ameli	—	—	—	—	54,125	24,356
Suzanne Winter	—	—	—	—	135,500	60,975

(1)	The options will vest and become exercisable as to 25% of the shares on the first anniversary of the grant date, and thereafter monthly in 36 equal installments based on continued service.

(2)	Calculated based upon the closing market price of our common stock on December 31, 2008.

OPTION EXERCISES AND STOCK VESTED

None of the options granted to the Named Executive Officers’ have vested, and no stock awards have been granted to the Named Executive Officers.  As a result, there is no table for this information.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information with respect to shares of Common Stock that may be issued under our equity compensation plans as of December 31, 2008.

Number of Securities
Remaining Available
	Number of			for Future Issuance
	Securities to be			Under Equity
	Issued Upon		Weighted-Average	Compensation Plans
	Exercise of		Exercise Price of	(Excluding
	Outstanding		Outstanding	Securities
	Options, Warrants		Options, Warrants	Reflected in Column
	and Rights		and Rights	(a))
Plan Category	(a)		(b)	(c)

Equity Compensation Plans Approved by Security Holders	1,592,369	(1)	$2.86	1,887,521

Equity Compensation Plans Not Approved by Security Holders	None		None	None

Total	1,592,369		$2.86	1,887,521

(1)	Shares issuable pursuant to outstanding options and RSUs under the 2006 Plan as of December 31, 2008.

NONQUALIFIED DEFERRED COMPENSATION

The table disclosing contributions to nonqualified defined contributions and other deferred compensation plans, each executive’s withdrawals, earnings and fiscal year ended balances in those plans is omitted because the Company has no nonqualified deferred compensation plans or benefits for executive officers or other employees of the Company.

POTENTIAL PAYMENTS AND EQUITY VESTING UPON TERMINATION OR CHANGE IN CONTROL

 The potential payments and treatment of equity awards upon termination or change in control for the Named Executive Officers are discussed below.  The amounts discussed below under Payment Upon a Change in Control are expected to be paid upon the closing of the sale of Alsius’ assets to Zoll in the second quarter of 2009.

Voluntary Termination

The 2006 Plan and form of option agreement generally provides that if the executive’s service is terminated for any reason except death or “Disability” (as defined below), then the option will expire at the earlier of the expiration date of the options or three months after the termination date. The Company has discretion to determine when the executive’s service terminates for all purposes of the 2006 Plan.

Payment Upon Termination With Cause

As provided above, under the 2006 Plan, any options granted will expire at the earlier of the expiration date of the options or three months after the termination date.

Payment Upon Termination Without Cause

As provided above, under the 2006 Plan, any options granted will expire at the earlier of the expiration date of the options or three months after the termination date.

Payment Upon Termination Due to Death

The 2006 Plan and form of option agreement generally provide that if the executive dies, the option will expire at the earlier of the expiration date or 18 months after the termination date. If the executive dies, the options are exercisable by the executive’s estate or heirs.

Payment Upon Termination Due to Disability

The 2006 Plan and form of option agreement generally provides that if the executive dies or has a Disability (as defined below), the option will expire at the earlier of the expiration date or 12 months after the termination date. If the executive dies, the options are exercisable by the executive’s estate or heirs. As used in the 2006 Plan, “Disability” means that the executive is unable to engage in any substantial gainful activity because of any medically determinable physical or mental impairment that can be expected to result in death or that has lasted, or can be expected to last, for a continuous period of 12 months or more.

Payment Upon a Change in Control

We have agreements with H. Michael Ameli, Suzanne Winter and John Riolo, pursuant to the Alsius Corporation Change in Control Severance Plan, under which they are entitled to receive severance payments equal to six months’ base salary, payable in accordance with our standard payroll practices, in the event we undergo a change in control and such executive’s employment is terminated without cause within six months of the change in control.

As used in the form of the Change in Control Severance Agreement, “Change in Control” means any of the following transactions, provided, however, that the Company shall determine under parts (iv) and (v) whether multiple transactions are related, and its determination shall be final, binding and conclusive: (i) a merger or consolidation in which the Company is not the surviving entity, except for a transaction the principal purpose of which is to change the state in which the Company is incorporated; (ii) the sale, transfer or other disposition of all or substantially all of the assets of the Company; (iii) the complete liquidation or dissolution of the Company; (iv) any reverse merger or series of related transactions culminating in a reverse merger (including, but not limited to, a tender offer followed by a reverse merger) in which the Company is the surviving entity but (A) the shares of common stock outstanding immediately prior to such merger are converted or exchanged by virtue of the merger into other property, whether in the form of securities, cash or otherwise, or (B) in which securities possessing more than forty percent (40%) of the total combined voting power of the Company’s outstanding securities are transferred to a person or persons different from those who held such securities immediately prior to such merger or the initial transaction culminating in such merger, but excluding any such transaction or series of related transactions that the Company determines shall not be a Change in Control; or (v) acquisition in a single or series of related transactions by any person or related group of persons (other than the Company or by a Company-sponsored employee benefit plan) of beneficial ownership (within the meaning of Rule 13d-3 of the Exchange Act) of securities possessing more than fifty percent (50%) of the total combined voting power of the Company’s outstanding securities but excluding any such transaction or series of related transactions that the Company determines shall not be a Change in Control.

As used in the form of the Change in Control Severance Agreement, “cause” means (i) the executive’s dereliction of his or her duties, (ii) the executive’s material violation of Company policy, or (iii) the executive’s conviction of, or guilty plea to, a crime against the Company or one which reflects negatively on the reputation of the Company.

All senior executives, including all Named Executive Officers, will have full acceleration of vesting upon an acquisition or similar change in control of the Company in the event such executive’s service to the Company is terminated without cause or the executive resigns for good reason.  All non-employee members of the Board of Directors will have full acceleration of vesting upon an acquisition or similar change in control of the Company.

The following table shows the potential payments upon termination or a change in control of the Company for each of the Named Executive Officers assuming each of the Named Executive Officer’s employment was terminated on December 31, 2008, and assuming that the change in control occurred at December 31, 2008. These disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the Named Executive Officers, which would only be known at the time they become eligible for such payments.

Termination and Change in Control Benefits

	Termination
	Without	Change in
	Cause	Control	Death	Disability
Name	(1)	(2)	(3)	(4)

William Worthen	$300,000	$300,000	$300,000	$1,1736,289
Gregory Tibbitts	—	—	—	—
John Riolo	117,500	—	235,000	1,1736,289
Michael Ameli	91,599	—	183,198	282,645
Suzanne Winter	104,000	—	208,000	1,867,957

(1)
Represents twelve months’ base salary for Mr. Worthen and six months’ base salary for the remaining Named Executive Officers (except for Mr. Tibbitts) if terminated without cause within six months of the change in control, which is also reflected in the change in control column.

(2)
Change in Control value includes twelve months of Mr. Worthen’s base salary and six months of the other executive’s base salary (except for Mr. Tibbitts) and the value of the accelerated vesting of all RSUs for the executives above, assuming a change in control occurs December 31, 2008.

(3)	Represents the estimated present value of the proceeds payable to the executive’s beneficiaries upon death.

(4)	Represents the estimated lump sum present value of all future payments which the executive would be entitled to receive under the Company’s disability program.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Kurt Wheeler (Chairman), Wende Hutton and Gregory Waller. No member of the Compensation Committee has served as one of the Company’s officers or employees at any time. None of the executive officers serves as a member of the Board of Directors or Compensation Committee of any other company that has one or more executive officers serving as a member of our Board or Compensation Committee.

Compensation Committee Report

 The Report of the Compensation Committee of the Board of Directors shall not be deemed incorporated by reference by any general statement incorporating by reference this Proxy Statement into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis with management, and based on such review and discussions, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Proxy Statement.

Respectfully submitted on March 31, 2009, by the members of the Compensation Committee of the Board:

Kurt Wheeler (Chairman) Wende Hutton Gregory Waller

Compensation of Directors

 All of our non-employee, or outside, members of our Board of Directors receive cash and equity compensation, based on what the Board believes to be peer group norms.  The compensation of the outside directors was established in connection with the acquisition of Alsius by Ithaka Acquisition Corp. in 2007.  The outside directors currently include Messrs. Brooke, Hecht, Lasersohn, Waller, and Wheeler and Ms. Hutton.

The outside directors are reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at Board and committee meetings. In 2008, they also received an annual cash fee of $15,000, $1,500 for each Board meeting attended, and $1,000 for each committee meeting attended in person or if attended by telephonic participation, unless the duration of such committee meeting attended by telephonic participation is less than one hour in which the fee was $500.  In addition, in 2008, the chair of our Audit Committee received $6,000, the chair of our Compensation Committee received $5,000 and the chair of our Nominating and Corporate Governance Committee received $4,000.  All cash payments to directors are made quarterly in arrears.

For 2009, the cash compensation to our outside directors is the same as in 2008.

None of our directors received equity grants in 2008.

The following table sets forth the compensation paid to our non-employee directors for their service in fiscal 2008.

	Fees Earned	Stock	Option
	or Paid in	Awards	Awards	Total
Name	Cash ($)	($)	($)(1)	($)(2)

Eric Hecht	$15,000	—	—	$15,000
Wende Hutton	17,500	—	—	17,500
Jack Lasersohn	18,500	—	—	18,500
Gregory Waller	20,500	—	—	20,500
Kurt Wheeler	18,000	—	—	18,000

(1)	These amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with the SFAS 123(R).

(2)	All cash payments to directors are made quarterly in arrears.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 15, 2009, as to shares of our common stock beneficially owned by: (i) each person who is known by us to own beneficially more than 5% of our common stock, (ii) each of our Named Executive Officers listed in the Summary Compensation Table, (iii) each of our directors and (iv) all our directors and executive officers as a group. Unless otherwise stated below, the address of each beneficial owner listed on the table is c/o Alsius Corporation, 15770 Laguna Canyon Road, Suite 150, Irvine, California 92618.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

The percentage of common stock beneficially owned is based on 21,076,134 shares outstanding as of March 15, 2009. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or RSUs held by that person that are currently exercisable or exercisable within 60 days after March 15, 2009. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage

5% Stockholders:
Adage Capital Partners, L.P. (1)	1,200,000	5.7%
Entities affiliated with MPM Asset Management (2)	2,672,568	12.7%
Entities affiliated with Canaan Equity Partners II LLC (3)	1,761,351	8.4%

Directors and Executive Officers:
Paul Brooke (4)	1,270,983	6.0%
William Worthen	0	*
H. Michael Ameli	0	*
Suzanne Winter	0	*
Gregory Tibbitts	0	*
Eric Hecht (4)	1,245,423	5.9%
Wende Hutton (4) (5)	21,871	*
Jack Lasersohn (4) (6)	417,765	2.0%
Gregory Waller (4)	8,333	*
Kurt Wheeler (4) (7)	2,680,901	12.7%

All directors and executive officers as a group (9 persons)	5,645,276	26.8%

*	Less than 1.0%

(1)
The number of shares set forth in this table is as reported in a Schedule 13G/A filed by Adage Capital Partners, L.P. (“ACP”), Adage Capital Partners GP, L.L.C (“ACPGP”), Adage Capital Advisors, L.L.C. (“ACC”), Phillip Gross, and Robert Atchinson on February 17, 2009, under the Exchange Act. Adage Capital Partners, L.P. has the power to dispose of and the power to vote these shares beneficially owned by it, which power may be exercised by its general partner, ACPGP. ACA, as managing member of ACPGP, directs ACPGP's operations. Neither ACPGP nor ACA own directly any shares of the Company.  ACPGP and ACA may be deemed to own beneficially the shares owned by ACP. Messrs. Atchinson and Gross, as managing members of ACA, have shared power to vote the shares beneficially owned by ACP. Neither Mr. Atchinson nor Mr. Gross directly own any shares of the Company; however, each may be deemed to beneficially own the shares beneficially owned by ACP. The address for Adage Capital Partners, L.P. is 200 Clarendon Street, 52nd Floor, Boston, MA 02116. We have no reason to believe that the information in the Schedule 13G/A was not complete or accurate or that a statement or an amendment should have been filed thereto and was not.

(2)
The number of shares set forth in this table is as reported in a Schedule 13D filed by MPM BioVentures II-QP, L.P., MPM BioVentures II, L.P., MPM Asset Management Investors 2000B LLC, and MPM BioVentures GmbH & Co. Parallel-Beteiligungs KG, MPM Asset Management II, L.P. and MPM Asset Management II LLC (collectively, the “MPM Entities”) on June 29, 2007. MPM BioVentures II-QP, L.P. beneficially owns 1,799,173 shares and has sole power to dispose of and the power to vote these shares, MPM BioVentures II, L.P. beneficially owns 198,572 shares and has sole power to dispose of and the power to vote these shares, MPM BioVentures GmbH & Co. Parallel-Beteiligungs KG beneficially owns 633,399 shares and has sole power to dispose of and the power to vote these shares, and MPM Asset Management Investors 2000B LLC beneficially owns 41,424 shares and has sole power to dispose of and the power to vote these shares. MPM Asset Management II, L.P. and MPM Asset Management II LLC are the direct and indirect general partners of MPM BioVentures II-QP, L.P., MPM BioVentures II, L.P. and MPM BioVentures GmbH & Co. Parallel-Beteiligungs KG and each has shared power to dispose of and the power to vote all 2,678,568 shares beneficially owned by the MPM Entities. The address for the MPM Entities is 200 Clarendon Street, 52nd Floor, Boston, MA 02116. We have no reason to believe that the information in the Schedule 13D was not complete or accurate or that a statement or an amendment should have been filed thereto and was not.

(3)
The number of shares set forth in this table is as reported in a Schedule 13G filed by Canaan Equity II L.P. (“CE II”), Canaan Equity II L.P. (QP) (“CE II QP”), Canaan Equity II Entrepreneurs, LLC (“Entrepreneurs”), (iv) Canaan Equity Partners II LLC (“CEP II”) the general partner of CE II and CE II QP and the manager of Entrepreneurs, Stephen L. Green, Deepak Kamra, Gregory Kopchinsky, Guy M. Russo, John V. Balen, Eric A. Young, Charmers Landing LLC (“Charmers”), Stonehenge LLC (“Stonehenge”), and Waubeeka LLC (“Waubeeka”) on February 10, 2009. The sole managers of Charmers, Stonehenge, and Waubeeka are Messrs. Green, Kopchinsky and Russo, respectively. CE II is the record holder of 1,153,684 shares and has sole power to dispose of and the power to vote these shares, CE II QP is the record holder of 516,076 shares and has sole power to dispose of and the power to vote these shares, and Entrepreneurs is the record holder of 91,591 shares of Common Stock and has sole power to dispose of and the power to vote these shares. As the general partner of CE II and CE II QP and the manager of Entrepreneurs, CEP II may be deemed to own beneficially all 1,761,351 shares held of record by the Canaan entities. As individual managers of CEP II, Messrs. Balen, Green, Kamra, Kopchinsky, Russo and Young may also be deemed to own beneficially the shares held by the Canaan entities. The address for Canaan entities is 285 Riverside Avenue, Suite 250, Westport, CT 06880. We have no reason to believe that the information in the Schedule 13G was not complete or accurate or that a statement or an amendment should have been filed thereto and was not.

(4)	Includes options to purchase 8,333 shares of our common stock that are exercisable immediately or within 60 days of February 19, 2009.
(5)
Ms. Hutton’s ownership does not include 1,761,351 shares of common stock held by affiliated Canaan entities as she does not have the power to dispose of or the power to vote these shares (although, Ms. Hutton is a general partner with respect to certain other Canaan entities).

(6)	Includes ownership of 409,432 shares of common stock held by affiliated Vertical Group funds over which Mr. Lasersohn has shared voting control.
(7)	Includes ownership of 2,672,568 shares of common stock held by affiliated MPM Funds over which Mr. Wheeler has shared voting control.

Item 13.	Certain Relationships and Related Transaction, and Director Independence

The Board has adopted a written policy which requires the Audit Committee to review and approve or ratify any transaction (a “related party transaction”) in which the Company was, or is to be, a participant and in which any director, executive officer, nominee for director or beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company, or any immediate family member of any such person, has a direct or indirect material interest. The policy requires the following:

•
The Audit Committee shall review any proposed agreement or arrangement relating to a related party transaction or series of related party transactions, and any proposed amendment to any such agreement or arrangement;

•
The Audit Committee shall establish standards for determining whether the transactions covered by such proposed agreement or arrangement are on terms no less favorable to the Company than could be obtained from an unrelated third party (“fair to the Company”);

•
Before the Company enters into any such proposed agreement or arrangement, and at least annually thereafter, the Company’s internal audit department shall report to the Audit Committee whether the transactions covered by such agreement or arrangement are fair to the Company under the standards established by the Audit Committee;

•
The Audit Committee shall not pre-approve, and shall make all reasonable efforts (taking into account the cost thereof to the Company) to cancel or cause to renegotiated, any such agreement or arrangement which is not so determined to be fair to the Company; and

•	The Company will disclose any related party transactions required to be disclosed by the rules promulgated by the SEC in the manner so required.

Item 14.	Principal Accountant Fees and Services

The Audit Committee has appointed Deloitte & Touche, LLP (“Deloitte & Touche” or “D&T”) as our independent registered public accounting firm for the fiscal year ending December 31, 2008. The Board has endorsed this appointment. Deloitte & Touche audited our consolidated financial statements for our fiscal years ended December 31, 2008 and 2007.

Prior to the Ithaka merger, Ithaka's consolidated financial statements were audited by Goldstein Golub Kessler, LLP, and Alsius Medial's consolidated financial statements were audited by PricewaterhouseCoopers, LLP. In connection with the closing of the merger with Ithaka on June 21, 2007, Ithaka dismissed Goldstein Golub Kessler LLP as its independent registered public accounting firm.  This matter was reported on Form 8-K, filed with the SEC on June 27, 2007.  Also, in connection with the closing of the merger with Ithaka, Alsius Medical dismissed PricewaterhouseCoopers as its independent registered public accounting firm, which was reported on our Post-Effective Amendment #1 to Form S-3 filed with the SEC on October 26, 2007.  There were no disagreements between management and either of these independent accounting firms.

Audit and Non-Audit Fees

The following is a summary of the fees billed to us for professional services rendered by Deloitte & Touche and PricewaterhouseCoopers for the fiscal years ended December 31, 2008 and December 31, 2007.  Deloitte & Touche audited our 2008 and 2007 financial statements.  Our prior auditor, PricewaterhouseCoopers, performed certain services in 2007 related to prior periods:

Fee Category	D&T Fiscal 2008 Fees	PWC Fiscal 2008 Fees	D&T Fiscal 2007 Fees	PWC Fiscal 2007 Fees

Audit Fees(1)	$395,512	$—	$367,108	$65,680
Audit-Related Fees	$8,000	$—	$—	$45,000
Tax Fees(2)	$109,779	$—	$55,041	$—
All Other Fees(3)	$2,000	$—	$8,000	$255,116
Total Fees	$515,291	$—	$430,149	$365,796

(1)
Audit fees consist of aggregate fees billed for professional services rendered in each of the last two fiscal years for the audit of our annual financial statements, the review of quarterly financial statements, accounting consultations and other attestation services.

(2)	Professional services for income tax return preparation, tax advice and tax planning.

(3)	All Other Fees consist of fees for the use of Deloitte & Touche's research tool.

 Audit Committee Pre-Approval Policies and Procedures

It is Alsius’ policy that all audit and non-audit services to be performed by its independent registered public accounting firm be approved in advance by the Audit Committee. The Audit Committee administers the Company’s engagement of Deloitte & Touche and pre-approves all audit and permissible non-audit services on a case-by-case basis. In approving non-audit services, the Audit Committee considers whether the engagement could compromise the independence of Deloitte & Touche, and whether for reasons of efficiency or convenience it is in the best interest of the Company to engage its independent registered public accounting firm to perform the services.

Prior to engagement, the Audit Committee pre-approves all independent registered public accounting firm services. The fees are budgeted and the Audit Committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories. In those instances, the Audit Committee requires specific pre-approval before engaging the independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)  Listing of Documents

(1)
Financial Statements. The Company’s Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007 and 2006, consist of the following:

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
________

 (b) Exhibits

See subsection (a) (2) above.

(c) Financial Statement Schedules

See subsections (a) (1) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on March 31, 2009.

ALSIUS CORPORATION

By:	/s/ William J. Worthen
William J. Worthen President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on March 31, 2009 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title
/s/ William J. Worthen	President and Chief Executive Officer
William J. Worthen	(Principal Executive Officer)

/s/ Gregory J. Tibbitts	Chief Financial Officer
Gregory J. Tibbitts	(Principal Financial and Accounting Officer)

/s/ Paul A. Brooke	Chairman of the Board
Paul A. Brooke

/s/ Eric M. Hecht	Director
Eric M. Hecht

/s/ Wende S. Hutton	Director
Wende S. Hutton

/s/ Jack W. Lasersohn	Director
Jack W. Lasersohn

/s/ Gregory D. Waller	Director
Gregory D. Waller

/s/ Kurt C. Wheeler	Director
Kurt C. Wheeler

EXHIBIT INDEX

Exhibits	Description

23.1	Consent of Current Independent Registered Public Accounting Firm
23.2	Consent of Predecessor Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________